Form 10-K
period 2020-12-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2021-03-31
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Standard Premium Finance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	000-56243	81-2624094
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Address of Principal Executive Offices: 13590 SW 134th Avenue, Suite 214, Miami, FL 33186

Registrant’s telephone number, including area code: 305-232-2752

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,018,222 based upon the price of the Company’s most recent third-party valuation. For this purpose, executive officers and directors of the registrant are considered affiliates.

2,905,016 shares of common stock were issued and outstanding as of March 29, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Signatures	34

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, our potential future business acquisitions, future economic performance, operating income and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan,” “would,” “could,” “can,” “may,” and similar terms. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Part I. “Item 1A. Risk Factors” in this Annual Report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.

Each of the terms the “Company” and “Standard Premium” as used herein refers collectively to Standard Premium Finance Holdings, Inc. and its wholly owned subsidiaries, unless otherwise stated.

ii

PART I

ITEM 1. BUSINESS

Overview

We were incorporated in the State of Florida in 1991 under the name Standard Premium Finance Management Corporation. In 2016 we established a holding company structure under the name Standard Premium Finance Holdings, Inc., a Florida corporation, with Standard Premium Finance Management Corporation as our wholly-owned subsidiary. Unless the context requires otherwise or unless stated otherwise, references in this registration statement to the “Company,” “Standard Premium,” “we,” “our” and “us” refer to Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary, Standard Premium Finance Management Corporation, on a consolidated basis.

We are a specialized finance company that makes collateralized loans to businesses and individuals to finance the insurance premiums they pay on their commercial property and casualty insurance policies. We began our business in 1991 and currently operate in the states of Arizona, Florida, Georgia, North Carolina, South Carolina, Texas and Tennessee. We have developed relationships with insurance agents and brokers located in our market area who offer premium loans as a service to their customers which we underwrite. We evaluate each premium loan application according to our loan underwriting criteria. Upon our approval of a premium loan the borrower makes a down payment, generally 20% to 25% of the annual premium on the financed insurance policy, and we provide the balance of the annual premium required to purchase the policy. The borrower pays us a fixed monthly amount over the next nine (9) to ten (10) months. In the event the borrower defaults in its loan payment obligation we are contractually authorized to terminate the insurance policy and receive the amount of the unearned premium paid on the insurance policy. The unearned premium on the insurance policy represents the portion of the insurance premium subject to return if the policy is cancelled before the full term of the policy is completed. The unearned premiums serve as the collateral for our premium loans and are designed to fully pay off the balance of the premium loan in the event of a default. We have the contractual right to cancel the insurance policy and receive the amount of the unearned premium if the borrower defaults on repayment of any loan payment to us. Because of this collateral security feature of our premium loans, we consider our premium loans to be of high quality and low risk. Standard Premium commenced operations in 1991 for the specific purpose of providing financing for property and casualty insurance premiums. Standard Premium:

•	maintains current state licenses to operate a premium finance company,
•	meets or exceeds all statutory net worth requirements,
•	maintains professional liability insurance with an A rated major insurance carrier with limits of $500,000, in compliance with all state requirements,
•	has secured and maintained computer hardware and licensed software to conduct its business in a timely fashion,
•	has a revolving senior credit line and long-term debt in the form of subordinated corporate notes to help finance its loan production,
•	has secured a long-term lease on office space which it currently occupies, and which is sufficient to meet future needs,
•	has developed a set of working procedures by which it operates,
•	generates daily management control reports,
•	has cultivated and maintained relationships with various independent insurance agents providing the source of all new and renewal business, and
•	currently finances approximately 80 million dollars in insurance premiums annually.

The Property and Casualty Insurance Premium Finance Market

Commercial insurance performs a critical role in the world economy. Without it, the economy could not function. Insurers essentially protect the economic system from failure by assuming the risks inherent in the production of goods and services. All businesses have one thing in common: Without the right insurance coverage, each could be wiped out by a disaster or a lawsuit. The Insurance Information Institute reported that $287.1 billion of commercial lines insurance premiums were generated in the U.S. in 2018. (Source: https://www.iii.org/fact-statistic/facts-statistics-commercial-lines)

The insurance premium finance industry began in Pennsylvania in 1933 and has grown along with the U.S. economy. It is estimated that approximately 15% of the $250 billion U.S. commercial property and casualty premiums were financed in 2015, generating $40 billion of insurance premium finance loans.

There are several reasons that an insurance policy buyer would choose to finance its insurance premiums. Financing an insurance premium is much like any other commercial or consumer purchase. It is financed based on the insured’s decision resulting from current economic trends and other considerations. For some customers, insurance premium financing is a convenient way to buy insurance without tying up working capital or accessing other credit lines. Other customers, who do not have the means to pay the premium in full at the time of purchase, consider premium financing a necessity. When customers finance insurance policies, they enter into a contract with the premium finance company to obtain a loan. The contract assigns the borrower’s rights to all unearned premiums and dividends on the policy to the premium finance company and appoints the premium finance company as its ‘attorney in fact.’ The power of attorney signed by the borrower gives the premium finance company the right to cancel the insurance policy in the event of non-payment of a loan installment and to receive all unearned premiums and credits from the insurance company. The customer, upon executing the premium financing loan contract, makes the initial deposit and agrees to pay back the principal with interest in monthly payments (typically nine). Thus, the unearned premium of the insurance policy provides the collateral for each loan.

Our Loan Referral Base

The bulk of our premium loans are originated through insurance agents and brokers who recommend our premium loan program to their clients who would like to finance their insurance premiums. We currently market our loans through more than 850 independent insurance brokers and agents located in the states of Arizona, Florida, Georgia, North Carolina, South Carolina, Texas and Tennessee. For risk prevention purposes we have a policy of limiting the amount of loans to the customers of any one insurance broker or agent to 5% of our outstanding loan portfolio. We may change this policy at any time based on then-existing market conditions or otherwise, at the discretion of our CEO.

Our website for our brokers and agents allows them to quote premiums and print drafts and finance agreements online. The drafts and agreements are forwarded to us for loan underwriting, risk management and approval. Our brokers and agents do not have the authority to bind us to making a loan.

We compensate the insurance brokers and agents for their loan origination service through commissions which are authorized and regulated by the states in which we do business. The commission paid is generally tied to the gross revenue that the loan generates. For example, rates are determined by the size of the loan, and to a certain degree the rating of the insurance company as well as the creditworthiness of the borrower, further, the higher the interest rate the loan generates, the higher the commission to the broker. Overall, the commission paid to the broker (the Acquisition Cost), is generally equivalent to approximately 25% of the gross revenue of the loan. In addition, the Company offers a rewards program (where permitted by State Law) for our insurance brokers and agents. Under the rewards program, points are earned based on amount of financed premiums. These points are then redeemable for travel and merchandise. The rewards program is equivalent to 1/10th of one percent (.001) of the amount financed and is in addition to payment of commissions.

We do not have any exclusive or long-term arrangements with the insurance agents and brokers that make up our referral base and they have other sources of premium financing at their disposal. We have no contractual relationship with the insurance agents and brokers requiring them to recommend us to their clients. However, in connection with each premium loan we make, the borrower’s agent or broker:

•	Certifies that the policies being financed have been issued and delivered and that the required down payment has been paid by or on behalf of the insured;
•	Warrants that the premium finance agreement evidences a bona fide and legal transaction and that the insured is of legal age and has capacity to contract;
•	Warrants that the insured’s signature is genuine and that the agent or broker has delivered a copy of the premium finance agreement to the insured;
•	States that the financed policies do not contain an audit or reporting form;
•	Acknowledges that it is not affiliated in any capacity or manner with us; and
•	Agrees that in the event of cancellation the financed policy to remit the gross unearned commissions or unearned premiums to us upon request.

In the property and casualty insurance industry, some insurance policies contain provisions for audits or other additional reporting. These provisions may allow the insurance company to evaluate (audit) the premium after cancellation. Such provisions may delay or reduce the amount of unearned premium. Since the unearned premium represents the collateral in our loan, this would have a detrimental effect on us. It is Company policy to avoid financing these types of policies.

Employees

As of December 31, 2020, we had 24 employees, 21 of whom were full-time employees. Our full-time employees are covered by a corporate benefit plan for major medical and hospitalization. None of our employees are members of a labor union or subject to a collective bargaining agreement. All of our employees are “at will” with no guaranteed period of employment, with the exception of our Vice President of Technology, who has a fixed contract of employment until February 28, 2023. We believe our employee relations are satisfactory. We have four employees who act as our marketing representatives in the field. They call on our broker and agent base and seek new brokers and agents to represent us to their clients.

Our Premium Loans

Our premium finance loans are typically provided to small and medium size businesses to finance the purchase of commercial property and casualty insurance policies with a one-year term. Premium loans are generally in the range of $2,000 to $50,000 per loan. The customer typically pays 25% of the annual policy premium at the initiation of coverage and we provide the balance of the premium at that time. Our loans have a nine (9) to ten (10) month term. The purpose of this is two-fold; first, by making the financing term shorter than the policy term, a small “cushion” of collected funds is developed that helps ensure that the balance due is paid off by refund of the unearned premium in case of cancellation, and second, it gives the insured a two to three-month break in payments before the policy term expires and the process repeats for the renewal of the policy.

Insurance premiums are earned by the insurance company over the term of the policy. If the policy is terminated prior to completion of the term, a refund of the unearned portion of the policy premium is made. If the policy was financed, the refund of unearned premiums goes to the premium finance lender with any amount received by the lender in excess of the amount owed by the borrower being refunded to the borrower.

The following table illustrates the “cushion” between the unearned premium and the loan balance based on a typical annual premium of $10,000 with a $2,500 (25%) deposit paid by the borrower at the inception of the loan. In this scenario, the premium finance company advances $7,500 and the borrower repays the loan in 10 monthly payments of $750. Note that interest is excluded in this example to highlight the collateral on the principal balance.

Months in Force	Payments Made	Payment (Principal Only)	Principal Balance	Unearned Premium	“Cushion”
1	0	$0	$7,500	$7,890	$390
2	1	$750	$6,750	$7,150	$400
3	2	$750	$6,000	$6,410	$410
4	3	$750	$5,250	$5,670	$420
5	4	$750	$4,500	$4,930	$430
6	5	$750	$3,750	$4,190	$440
7	6	$750	$3,000	$3,450	$450
8	7	$750	$2,250	$2,710	$460
9	8	$750	$1,500	$1,970	$470
10	9	$750	$750	$1,230	$480
11	10	$750	$0	$490	$490

Although this is a typical representation of a loan in our portfolio, we may be undercollateralized depending on certain factors, including, but not limited to, lower down payments, minimum earned premiums, fully-earned fees and taxes, governmental filings, audit provisions, longer payment terms, and other competitive factors. See Risk Factors for more information about our loan risks.

We had $40,127,226 and $39,809,865 in premium finance loans outstanding as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, we have 14,387 active premium finance loans in six states. The following is a summary of our premium loan portfolio as of December 31, 2020:

State	Loans	Total Premiums	Down Payment	Amount Financed	Total Outstanding
Arizona	32	$ 326,184	$ 81,170	$ 245,014	$ 134,976
Florida	9,323	51,455,741	12,571,288	38,884,452	22,425,695
Georgia	1,919	19,373,336	4,647,877	14,725,459	8,347,394
North Carolina	1,316	8,957,512	2,060,052	6,897,460	3,931,879
South Carolina	832	3,932,346	989,672	2,942,674	1,594,798
Texas	965	8,701,695	2,353,000	6,348,695	3,692,484
Grand Total	14,387	$ 92,746,814	$ 22,703,059	$ 70,043,754	$ 40,127,226

As of December 31, 2019, we have 15,268 active premium finance loans in six states. The following is a summary of our premium loan portfolio as of December 31, 2019:

State	Loans	Total Premiums	Down Payment	Amount Financed	Total Outstanding
Arizona	4	$ 10,449	$ 3,051	$ 7,398	$ 7,241
Florida	9,978	51,174,259	12,573,424	38,600,834	22,503,820
Georgia	1,939	16,258,209	3,840,904	12,417,305	7,606,006
North Carolina	1,493	9,630,065	2,282,017	7,348,048	4,149,402
South Carolina	888	4,763,914	1,126,957	3,636,957	1,853,037
Texas	966	9,078,757	2,436,682	6,642,076	3,690,359
Grand Total	15,268	$ 90,915,653	$ 22,263,035	$ 68,652,618	$ 39,809,865

Credit Quality Information

The following table presents credit-related information at the “class” level in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 310-10-50, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. A class is generally a disaggregation of a portfolio segment. In determining the classes, the Company considered the finance receivable characteristics and methods it applies in monitoring and assessing credit risk and performance.

The following table summarizes finance receivables by the risk ratings that regulatory agencies utilize to classify credit exposure, and which are consistent with indicators the Company monitors. Risk ratings are reviewed on a regular basis and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations.

We analyze and rate our receivables based on the amount of unearned premium (i.e. collateral) on a loan based on a “worst case” cancellation date. Loans that would be undercollateralized as of this hypothetical cancellation are deemed to be Special Mention loans. The Company monitors the amount at which Special Mention receivables are undercollateralized. The Company strategically balances its exposure to undercollateralized loans, while staying competitive in the markets it serves.

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.
●

Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●

Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

●

Pass loan collateral in excess of receivable value – the total amount of excess collateral over the receivable on loans classified as “pass” loans. All “pass” loans are fully collateralized based on the value of the unearned premium (i.e. collateral) compared to the unpaid balance of the loan. If a “pass” receivable were to undergo an assumed cancellation as of the respective balance sheet date, the Company would not experience a loss.

●

Special mention receivable in excess of collateral value – the total amount of excess receivable over collateral on loans classified as “special mention” loans. All “special mention” loans are undercollateralized based on the value of the unearned premium (i.e. collateral) compared to the unpaid balance of the loan. If a “special mention” receivable were to undergo an assumed cancellation as of the respective balance sheet date, the Company would experience a loss. The assumed cancellation of all “special mention” loans would result in a loss in the amount of the “’Special mention’ receivable in excess of collateral value.

As of December 31, 2020 and December 31, 2019, the Company considered $165,204 and $333,193, respectively, of lacking collateral as adequate for the level of risk associated with these loans while staying competitive within the industry. Management does not believe any of its receivables would be considered Classified. Our Finance Receivables by risk rating:

	December 31, 2020	December 31, 2019
Pass	$35.830,053	$34,091,471
Special mention	4,297,173	5,718,394
Classified	—	—
Total	$40,127,226	$39,809,865

“Pass” loan collateral in excess of receivable value	11,032,835	10,704,885
“Special mention” receivable in excess of collateral value	165,204	333,193

The Company regularly monitors each contract for payment status, sending late notices and cancelling contracts at the earliest permissible date allowed by the statutory cancellation regulations. In maintaining a proper allowance for doubtful accounts, the Company monitors past due accounts and ensures an allowance for older receivables, generally over 120 days. However, in this industry, even though accounts are highly aged and appear stale, they are still collectible. Unearned premiums on cancelled accounts may be held at insurance companies for varying periods, though they are still highly collectible. The Company regularly contacts the insurance companies to ensure collectability. Historically, the Company has managed its allowance conservatively ensuring an allowance balance that encompasses uncollectible accounts. In the following table, the Company defines “Non-performing loans without a specific reserve” as defaulted loans over 120 days. All other loans are considered “Performing loans evaluated collectively.” At December 31, 2020 and December 31, 2019, there were no loans with deteriorated credit quality.

Finance Receivables – Method of impairment calculation:

	December 31, 2020	December 31, 2019
Performing loans evaluated individually	$—	$—
Performing loans evaluated collectively	39,390,487	39,114,737
Non-performing loans without a specific reserve	736,739	695,128
Non-performing loans with a specific reserve	—	—
Total	$40,127,226	$39,809,865

Revenue Recognition

Finance charges on insurance premium installment contracts are initially recorded as unearned interest and are credited to income monthly over the term of the finance agreement. For Florida, Georgia, North Carolina and Texas contracts, an initial service fee of $20 per contract and the first month’s interest are recognized as income at the inception of a contract. The same treatment is applied to the $15 initial service fee and first month’s interest in South Carolina. The initial $20 per contract fee can only be charged once to an insured in a twelve-month period. In accordance with industry practice, finance charges are recognized as income using the “Rule of 78s” method of amortizing finance charge income, which does not materially differ from the interest method of amortizing finance charge income on short term receivables. Late charges are recognized as income when charged. Maximum late fee charges are mandated by state regulations. The Company charges late fees at the earliest permissible date based on the late fee regulations of the state in which the loan originated. Furthermore, the Company charges the maximum permissible late fee based on the state in which the loan originated. Unearned interest is netted against Premium Finance Contracts and Related Receivables on the balance sheet for reporting purposes.

Debt Summary and Sources of Liquidity

Below is a summary of some of our debt and sources of liquidity. The discussion below does not discuss all of our debt. Please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our financial statements and the notes to those financial statements contained elsewhere in this registration statement for additional information about debt and sources of liquidity.

Line of Credit

In September 2018 we entered into a revolving two-year line of credit agreement with Woodforest National Bank (the “Woodforest LOC Agreement”). The outstanding balance on the WNB LOC Agreement was $25,653,473 and $26,885,221 on December 31, 2020 and 2019, respectively. The Woodforest LOC Agreement bears interest at 30 Day LIBOR plus 2.75% per annum (3.75% and 4.46% at December 31, 2020 and 2019, respectively). On February 3, 2021, the Company entered into a two-year line of credit with a new lender, First Horizon Bank (the “First Horizon LOC Agreement”), in the maximum amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit lender. On this date, the Woodforest loan was paid and terminated.

Interest expense on the Woodforest line of credit for the years ended December 31, 2020 and December 31, 2019 totaled approximately $1,056,000 and $1,231,000, respectively. The Company recorded amortized loan origination fee for the years ended December 31, 2020 and December 31, 2019 of $61,649 and $82,198, respectively.

The First Horizon LOC Agreement provides us with a revolving line of credit not to exceed $35,000,000. The First Horizon LOC Agreement is senior and secured. The First Horizon LOC Agreement will terminate on February 3, 2023 unless extended by the mutual agreement of us and the lender.

The advance rate on the First Horizon line of credit is 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and a member of the board of directors of the Company. The line of credit bears interest at 30 Day LIBOR plus 2.85% per annum (3.35% at execution of the loan).

The Company’s agreement with FHB contains certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, and minimum balances. Management believes it was in compliance with the applicable debt covenants as of the execution of the new loan agreement.

Promissory Notes to Unrelated Parties

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2025. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $265,000 and $292,000 during the years ended December 31, 2020 and 2019, respectively. The outstanding principal balance on these notes was $3,781,172 and $4,435,606 as of December 31, 2020 and December 31, 2019, respectively.

Promissory Notes to Stockholders and Related Parties

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through November 30, 2024. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $320,000 and $287,000 during the years ended December 31, 2020 and 2019, respectively. The outstanding principal balance on these notes was $4,248,293 and $3,596,859 as of December 31, 2020 and December 31, 2019, respectively.

On March 30, 2020, the Company repurchased and retired 600,000 shares of common stock from a significant shareholder. The Company issued a $480,000 note payable in exchange for these shares, which is due four years from the repurchase date bearing 8% interest. The Company retains the right to prepay the note at any time with no prepayment penalty.

Series A Convertible Preferred Stock

The Company is authorized to issue 600,000 shares of Series A Convertible Preferred Stock, $.001 par value. As of December 31, 2020, 99,000 shares are issued and outstanding for $10 per share.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Company shall also have the right to convert any or all of the preferred stock into common stock under certain circumstances.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. December 31, 2019 dividends in arrears were declared and paid in January 2020. March 31, 2020 dividends in arrears were declared and paid in April 2020. June 30, 2020 dividends in arrears were declared and paid in July 2020. September 30, 2020 dividends in arrears were declared and paid in October 2020. December 31, 2020 dividends in arrears were declared and paid in January 2021. As of January 2021, all dividends in arrears had been declared and paid.

Our Customers

The majority of our customers are small to medium-sized businesses seeking property and casualty insurance through local independent insurance agents. We currently operate in the southeast region, as well as Texas and Arizona, where the premium finance laws are favorable to making premium finance loans. Premiums on these commercial insurance policies are written on a semi-annual or annual basis exclusively and premium finance loans are repaid over a maximum of 4 and 10 consecutive monthly payments, respectively. Approximately 97% of our loans are written for a 9 to 10 month term with the balance written for a 6 month term. Premiums on these financed policies typically range between $1,000 to $50,000.  At December 31, 2020, we currently have 14,387 premium finance loans outstanding. The types of policies we finance vary. They are most often motor truck cargo, physical damage and liability, commercial auto, commercial general liability, commercial package policies, professional liability, and commercial property. Most of the policies we finance are written through local independent insurance agents. The insurance companies they represent generally do not provide premium payment plans.

Competition

Our industry is highly competitive with three types of competitors. Fifteen of our largest competitors are national premium finance firms primarily owned by commercial banks and are believed to write approximately 50% of all premium finance loans. A second type of competitor is comprised of regional premium finance companies owned by entrepreneurs.. Our remaining competitors are smaller, local companies many of which are affiliated with insurance agencies. There is low barrier to entry into the business as regulations do not require passing any tests or having substantial capital. A prime requirement for success in the industry is access to low cost capital as profits are substantially related to the spread between the cost of capital and interest earned on premium finance loans. Because of the secure nature of insurance premium finance loans, our industry is intensely competitive:

•

Large National Finance Companies are owned or affiliated with financial institutions and make up approximately 50% of the financed premiums in the industry today. Since access to capital is plentiful and cost of funds are historically low, these finance companies seek the security of the premium finance industry to get valued returns with minimal risk. However, since these competitors oftentimes lack the agility or desire to develop personal relationships, they generally seek out the largest premiums solely by offering the lowest rates.

•

Regional finance companies compete for business in smaller regional territories throughout the U.S. These companies are typically owned by entrepreneurs that raise debt privately and leverage it with a bank or similar asset-based lender. While these regional competitors manage to maintain some of the benefits of the smaller companies on a relationship level, they lack access to capital enjoyed by large institutionally owned competitors. Thus, they are limited to modest organic growth with limited exit strategy.

•

Smaller locally operated finance companies generally conduct business in the state in which they are domiciled and typically limit their business to that state, county, or municipality. These companies are often family-owned and operated and can even be affiliated with an insurance agency or agencies or even a small insurance company. While these smaller competitors are able to develop personal relationships, owners often lack the experience, business acumen and access to capital enjoyed by their larger competitors.

The servicing of loans for policy premiums of $1,000 to $50,000 can be time consuming and require responsive customer service but competition in this segment is less intense. Our customers generally do not have an insurance expert on staff and they rely of their brokers or agents to recommend premium finance companies. Our referral base has access to multiple alternate premium finance sources operating in the national, regional and local level. We believe we compete against our competitors primarily on the quality of our technology which allows our agents and brokers to receive a quick response to a loan application and the quality of the personalized servicing of our loans which we provide. We believe that we are successful because our technology and customer service helps our referral sources achieve their own customer satisfaction and retention.

Our main marketing activities are the establishment and maintenance of relationships with our loan referral sources. We do not market or advertise our loan services directly to the parties receiving our loans but rather depend upon insurance agents and brokers to advise their clients who wish to finance their premiums about our insurance premium loan program.

Regulation

In most states, insurance premium finance companies are regulated by the Insurance Departments or Offices of Insurance Regulation in which they operate. Each state has specific laws regulating items such as interest rates, late charges, loan terms, forms, audit provisions, cancellation requirements among others. In addition, each state has the ability to audit each finance company and requires annual reports to be submitted. The following chart illustrates the relevant rules and regulations for the states in which we operate as of December 31, 2020.

	AZ	FL	GA	NC	SC	TX	TN
Service Charge	$10	$20	$20	$15	$20	>$1,000 $20 <$1,000 $25	4% of loan up to $15 max
Limit on Service Charge	None	once per annum	None	None	Once per annum	None	once per annum
Late Charge Minimum (Consumer)	5% Max. $10	$10	$1.50	$1.00	$1.00	5%	2
Percentage (Consumer)	5%	NO	5%	5%	5%	5%	5%
Late Charge Minimum (Commercial)	5%	$10	$1.50	$1.00	$1.00	5%	$2.00
Percentage (Commercial)	5%	5%	5%	5%	5%	5%	5%
Grace Period	5	5	5	5	0	10	10
Days to Cancel	10	10	10	10	10	10	10
Cancellation Fee	$15	$0	$5 Consumer $15 Commercial	$0	$0	$5	5
Returned Check Fee	$10 or Actual	$15	$20	Varies	Filed w State	Varies	$0
Amount to Refund to Borrower	$1	$1	$5	$1	$3	$5	$1
Interest Method	36% up to $1,000 24% exceeding $1,000	1% Add-on	1% Add-on	$12 per $100	$12 per $100	Simple	Simple
Maximum Interest Rate	None	None	None	None	None	Changes Periodically	24%
Interest Refund Method	Actuarial Method	Rule of 78's	Rule of 78’s	Sum of Periodic Balances	Sum of Periodic Balances	Sum of Periodic Balances	Sum of Periodic Balances
Collection/Recovery Fees	Allowed	20%	No	No	No	No	15%
Signature Required	New Business Only	Insured or Agent	Insured or Agent	Insured	Agent and Insured	Insured or Agents	Insured or Agent (w/POA)
Type Font	8 pt	8 pt	8 pt	Legible	8 pt	Approved	8 pt
Reporting Period Due	February 1st	March 1st	March 1st	June 15th	March 1st	April 1st	April 1st
Audit Provisions/Terms	3 Years	3 Years	3 Years	3 Years	3 Years	4 Years	2 Years

Growth Strategy

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity to generate additional sales. In February 2021, the Company executed a loan agreement with a new lender for a two-year $35,000,000 line of credit. In the event the Company can secure significant surplus credit availability, it intends to expand growth efforts to include mergers and acquisitions as well as joint ventures directly with insurance underwriters. The Company does not currently have specific plans for growth beyond its current operations and we cannot assure that such efforts will take place or be successful.

The Company sees a unique opportunity in its sector to consolidate similar entities. Growth through mergers and acquisitions is particularly advantageous for a public company to purchase private companies, as the larger institutions purposely keep valuations low due to their dominance in the market. Since banks are typically valued at 1.25x to 1.5x book value, they generally value this industry similarly. This valuation often equates to approximately four to six times earnings. In contrast, businesses in the specialty finance sector that are publicly traded enjoy a Group P/E Ratio between 16-24 to 1. In addition to this industry being undervalued, it is highly fragmented, with ten banks controlling 75% of the commercial market share and the remaining market divided amongst 1,100 small to mid-size privately-held premium finance companies. The smaller companies (under $10M in revenue) are often overlooked by these banks as acquisition targets. We deem these entities as the primary targets of our acquisition plan. Furthermore, once consolidated the target acquisition operates approximately twice as profitable due to the elimination of nearly 65% of general and administrative expenses, leading to economies of scale, which flow directly to EBITDA. We do not currently have any agreement to acquire any other businesses and there can be no assurance that any such acquisitions will be made. There are currently no acquisition agreements or negotiations and we cannot assure that any such transactions will be entered into.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. In order to attain an appreciation for these risks and uncertainties, you should read this registration statement in its entirety and consider all of the information and advisements contained in this registration statement, including the following risk factors and uncertainties. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed, and you could lose all or part of your investment.

We depend on the availability of significant amounts of credit to meet our liquidity needs and our failure to maintain our sources of credit could materially and adversely affect our liquidity in the future.

Our business model is dependent upon our ability to borrow to maintain and grow our ability to lend money to our customers. On February 3, 2021 we entered into a new two-year line of credit in the maximum amount of $35 million which was immediately funded for $25,974,695 to pay off the prior line of credit lender. If we fail to renew or replace our line of credit at the expiration of the current term, or we default on our line of credit, then our ability to continue our lending business at current levels and meet our other obligations, would be materially adversely affected. Since the amount of money we can borrow on our revolving credit line is based on a percentage of our entire loan portfolio less certain ineligible items, our other corporate debt (i.e., subordinated and un-subordinated debt) plus our retained earnings and stockholder equity alone may limit our ability to increase the size of our loan portfolio.

If our growth requires us to raise additional capital, that capital may not be available when it is needed, or the cost of that capital may be very high.

As we grow, organically and through possible acquisitions, the amount of capital required to support our operations grows as well. We may need to raise additional capital to support continued growth both organically and through possible acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time which are outside our control and on our financial condition and performance. If we cannot raise additional capital when needed, or on terms acceptable to us, our ability to expand our operations through organic growth and possible acquisitions could be materially impaired and our financial condition and liquidity could be materially and negatively affected.

Our reliance on third party insurance agents and brokers to originate our premium finance loans may result in increased exposure to credit risk and fraud.

Our premium finance loans are issued primarily through relationships with a large number of unaffiliated insurance agents and brokers. As a result, risk management and general supervisory oversight may be difficult since we have little direct contact with the borrowers and such loans may also be more susceptible to third party fraud. In certain cases, insurance agents and brokers may be funded directly on behalf of the insurance company and/or its affiliates. If the agent or broker fails to remit these funds accordingly, or fails to provide an underlying insurance policy, there may be little or no collateral. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity.

If our allowance for loan losses is not sufficient to absorb losses that may occur in our loan portfolio, our financial condition and liquidity could suffer.

We maintain an allowance for loan losses that is intended to absorb credit losses that we expect to incur in our loan portfolio. At each balance sheet date, our management determines the amount of the allowance for loan losses based on our estimate of probable and reasonably estimable losses in our loan portfolio, taking into account probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Because our allowance for loan losses represents an estimate of inherent losses, there is no certainty that it will be adequate over time to cover credit losses in the loan portfolio, particularly if there is deterioration in general economic or market conditions or events that adversely affect specific customers. Although we believe our loan loss allowance is adequate to absorb reasonably estimable losses in our loan portfolio, if our estimates are inaccurate and our actual loan losses exceed the amount that is anticipated, or if the loss assumptions we used in calculating our reserves are significantly different from those we actually experience, our financial condition and liquidity could be materially adversely affected.

Failures of our information technology systems may adversely affect our operations.

We are increasingly dependent upon computer and other information technology systems to manage our business. We rely upon information technology systems to process, record, monitor and disseminate information about our operations. In some cases, we depend on third parties to provide or maintain these systems. While we perform a review of controls instituted by our critical vendors in accordance with industry standards, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. Additionally, we must rely on our employees to safeguard access to our information technology systems and avoid inadvertent complicity with external security threats. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and cyberattacks that could have a security impact. If one or more of these events occur, or if any of our financial, accounting or other data processing systems fail or have other significant shortcomings, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. Security breaches in our online systems could also have an adverse effect on our reputation. Our systems may also be affected by events that are beyond our control, which may include, for example, electrical or telecommunications outages or other damage to our property or assets. Although we take precautions against malfunctions and security breaches, we cannot assure that such efforts will be adequate to prevent problems that could materially adversely affect our business, financial condition and results of operations.

If we are unable to attract and retain experienced and qualified personnel, our ability to provide high quality service will be diminished, we may lose key customer relationships, and our results of operations may suffer.

We believe that our success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. The departure of senior manager or other key personnel may damage relationships with certain customers, or certain customers may choose to follow such personnel to a competitor. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition. All but one of our employees are “at will” with no fixed term of employment.

Our lack of contractual marketing relationships with our loan referral base could adversely affect our revenue, profits and financial condition.

We do not have contractual marketing arrangements with the insurance brokers and agents. Since we depend upon the insurance brokers and agents to refer their customers to us for premium loans, our premium loan volume could decline if our referral base decided to refer their clients to other sources of premium loans.

Since our business is concentrated in Arizona, Florida, Georgia, North Carolina, South Carolina, Texas and Tennessee, declines in the economy of these states could adversely affect our business.

Our success depends primarily on the general economic conditions of the specific local markets in which we operate. We provide premium finance loans to customers primarily in the states of Arizona, Florida, Georgia, North Carolina, South Carolina, Texas and Tennessee. The local economic conditions in these market states significantly impact the demand for our premium finance loans as well as the ability of our customers to repay loans. Declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors impacting these local markets could, in turn, have a material adverse effect on our financial condition and results of operations.

Competition in the insurance premium finance industry is intense, and some of our competitors have greater financial, technological and other resources than we currently possess.

We face intense competition from other insurance premium finance firms. Many competing companies have longer operating histories, greater access to capital, lower cost of capital, more lending experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources than we currently possess. The superior resources that some of these competitors have available could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

In addition, we are required to be compliant with public company internal control requirements mandated under Section 302 and 906 of the Sarbanes-Oxley Act. We are implementing measures designed to improve our internal controls over financial reporting, including the hiring of accounting personnel and establishing new accounting and financial reporting procedures to establish an appropriate level of internal controls over financial reporting. However, we cannot provide assurances that we will be successful in doing so. If we are unable to successfully implement internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and harm the business.

We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

The current expectation is that for the foreseeable future, we will retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain, if any, for any stockholders for the foreseeable future.

There is no trading market for our common stock and there is no assurance that a market will develop or be maintained.

There is no public market for shares of our common stock. Although it is our intention to achieve a trading market for our common stock we have not applied for listing on any market and an active trading market for our shares may never develop or be maintained. In the absence of an active trading market for our common stock, stockholders may not be able to sell their shares at the time that they would like to sell and may have to hold their shares indefinitely.

We may not realize the anticipated benefits of any acquisitions that we are able to complete.

Part of our business strategy is to grow through potential acquisitions in order to achieve economies of scale. Acquisitions involve a number of risks, including:

•

it may occur that the acquired company or assets do not further Standard’s business strategy, or that it overpaid for the company or assets, or that industry or economic conditions change, all of which may require a future impairment charge;

•	management may have difficulty integrating the operations and personnel of the acquired business and may have difficulty retaining the key personnel of the acquired business;
•	management may have difficulty incorporating the acquired services with its existing services;
•	there may be customer confusion where Standard’s services overlap with those of entities that are acquired;
•	Standard’s ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;
•	There may be difficulty maintaining uniform standards, controls, procedures and policies across locations;
•	Standard may acquire companies that have material liabilities, including, among other things, for the failure to comply with insurance laws and regulations;
•	the acquisition may result in litigation from terminated employees or third parties;
•	management may experience significant problems or liabilities associated with service quality, technology and legal contingencies;
•	Standard may spend considerable amounts of money (legal, accounting, diligence, etc.) in seeking an acquisition candidate and never complete the acquisition; and
•	acquisition candidate letters of intent may have large break-up fees if the acquisition is not completed.

We may not be able to make future acquisitions without obtaining additional financing.

To finance any acquisitions, Standard may, from time to time, issue additional equity securities or incur additional debt. A greater amount of debt or additional equity financing could be required to the extent that its common stock fails to achieve or to maintain a market value sufficient to warrant its use in future acquisitions, or to the extent that acquisition targets are unwilling to accept common stock in exchange for their businesses. Furthermore, the Company would require bank approval of any additional debt or equity financing. Even if Standard were permitted to incur additional debt or determine to sell equity, management may not be able to obtain additional required capital on acceptable terms, if at all, which would limit its plans for growth. In addition, any capital they may be able to raise could result in increased leverage on its balance sheet, additional interest and financing expense, and decreased operating income.

The insurance premium finance industry is very competitive, and if we are not able to compete effectively, we may lose market share and our business could suffer.

We face competition in financing insurance premiums throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, insurance companies, factoring companies and other non-bank financial companies. Many of these competitors have access to cheaper capital, substantially greater resources and market presence than Standard and, as a result of their size, may be able to offer a broader range of products at better prices.

Compliance with securities laws.

The Company’s common stock, preferred stock and promissory notes were sold to investors pursuant to exemptions under the Securities Act of 1933 with respect to transactions involving limited offers and sales without registration. If the Company should fail to comply with each and every one of the requirements of the available exemptions from registration, the investors may have the right to rescind their purchase of shares if they so desire. Compliance is highly technical. There is always the possibility that if any investor or investors should obtain rescission of their investments, the Company may be required to repurchase the securities. In addition, failure to comply with any of the requirements for exemption under state securities laws could occasion the same results as a failure to comply with the above-mentioned federal rule exemptions.

We depend on the accuracy and completeness of information we receive about our customers and counterparties to make credit decisions. Reliance on inaccurate or misleading information may adversely affect our business, operations, and financial condition.

We rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions. This information could include financial statements, credit reports, and other financial information. We also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on our business, financial condition and results of operations.

The rapid spread of the novel coronavirus, COVID-19, may adversely affect our business, operations and financial condition.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by the novel coronavirus COVID-19. If our borrowers are impacted, we may experience a higher than anticipated default rate on our customer’s premium finance loans. We may also experience lower demand for premium finance loans. Our borrowers are generally small and medium size businesses which may be less able to survive the disruption caused by the virus and the steps required to fight its spread such as mandatory shutdowns. Our business operations may be adversely affected if our offices need to be closed due to the coronavirus or if a number of our employees are sidelined by illness. It is impossible to predict the effect of the continued spread of the coronavirus. Should the coronavirus continue to spread or not be contained where there are current outbreaks, our business, financial condition and results of operations could be negatively impacted.

The Company is continuously monitoring operational challenges from employees working from home and whether it affects the Company’s efficiency and operations. Further, the Company has monitored changes to its default rate and ability to handle collections and underwriting activities. The Company has not experienced any material increase in its default rate since the COVID-19 pandemic nor a decrease in the Company’s ability to handle defaults and underwriting new business.

Certain protective provisions of our Series A Convertible Preferred Stock may prevent us from entering into certain transactions, issuing certain securities or making changes in the rights, preferences, privileges, qualifications, limitations or restrictions of, or applicable to, the Series A Preferred Stock which may be beneficial to the holders of our common stock.

Our Series A Convertible Preferred Stock has certain protective provisions as set forth in Item 11 herein which may prevent us from engaging in transactions, including mergers and acquisitions, or taking other actions which alter the provisions of the Series A Convertible Preferred Stock or issuing other equity securities which may have rights senior to or on parity with the Series A Convertible Preferred Stock, or increasing the amount of authorized Series A Convertible Preferred Stock even if such matters were beneficial to the holders of our common stock.

We may cause the Series A Convertible Preferred Stock to be converted into common stock which may reduce the price of our common stock.

We may increase the number of outstanding shares of our common stock by causing the conversion of the Series A Convertible Preferred Stock into common stock. Issuance of additional shares of our common stock my cause a reduction in the market price of the shares of our common stock.

Particular Risks Associated with the Specialized Insurance Premium Services Industry

Our premium finance business may involve a higher risk of delinquency or collection than other lending operations and could expose us to losses.

We provide financing for the payment of commercial insurance premiums through our subsidiary Standard Premium Finance Management, Inc. Commercial insurance premium finance loans involve a unique, and possibly higher, risk of delinquency or collection than other types of loans. These are initiated primarily through relationships with unaffiliated independent insurance agents. As a result, risk management is critical and may be difficult. Roughly one third of all new borrowers fail to make all of their payments. In such an event, we request cancellation of the insurance policy and anticipate a refund from the insurance company and the agent. Under ideal conditions the down payment made by the insured should create sufficient equity to pay off our loan in the event of a cancellation. However, as a consequence of competitive market conditions, we may have accepted a down payment that did not fully cover our loan. If, after the unearned premium on a cancelled policy is fully refunded, there is still an outstanding balance, the insured must be billed directly. The cost of pursuing these funds often exceeds the amount collected and most often results in write-offs by the Company. Many commercial loans have underwriting provisions that may affect our collateral. Such instances may include but are not limited to fully earned policy fees or inspection fees, audit provisions, state reporting requirements, and cancellation limitations. Such circumstances could greatly reduce the unearned premium in the event of cancellation. Since we depend on the unearned premium for collateral, we could experience greater write-offs and thus, increased risk.

A Decline in the Economy in General May Result in a Decrease in Production.

Declines in the economy generally could have an adverse impact on our operating results by reducing the number of businesses purchasing insurance. Further, those who are currently financing their policies may have more difficulty making their payments, thus raising our default rates.

Increases in the Prime Interest Rate may reduce the profitability of our loans.

The rate at which we lend money is set by the state. However, our revolving line of credit, which comprises our senior debt, is based, in part, on the prime interest rate. When the prime rate goes up, the interest we pay on our senior debt increases while our interest income continues to be based on the same interest rate. Thus, with each increase, the spread between the interest we earn and the interest we pay narrows, reducing our net interest income.

Changes in Insurance Law may adversely affect our business.

Our industry is subject to laws, rules, and regulations as established by the states in which we operate. Any changes in such laws, rules, and regulations could be detrimental to the premium finance industry, thus having a negative effect on our operating income.

Aggressive Marketing by our Competitors may adversely affect our business.

There may be changes in the insurance market such as aggressive marketing by other premium finance companies or the emergence of new premium finance companies. Many insurance companies offer payment plans in house or through affiliates. This practice could increase. Such an event would reduce the market share of all independent premium finance companies and would have a negative effect on our company.

Insurance Company Insolvency may cause us losses.

Insurance companies, although closely regulated by the various states, can also fail. When an insurance company fails, we may have significant exposure. Such an event would put us at considerable risk. Although most insurance companies are covered through a guarantee fund, there may be a lengthy delay in recovering these funds, and all funds due us may not be recovered. Such an event would have a negative effect on cash flow. In the event of insurance company failure of a carrier not covered under such guarantee fund, our exposure will be much greater. There are rating services that evaluate the financial condition and stability of insurance companies. We use these to help us lower our risks. However, conditions for any insurance company can change rapidly and the rating services we use may not give us sufficient warning of any changes. In such an event, our risk factor could be increased.

We may experience cash flow problems due to delays in receiving proceeds from our bank loan or premium finance loan documentation.

We issue drafts on our bank account to fund new premium finance loans. These Drafts clear our bank on a daily basis. To meet this funding need, we draw funds on our revolving credit line with our senior lender on a regular basis. Should the senior lender be unable to fund us in a timely fashion, we would have difficulty in funding these drafts. Failure on our part to cover all or part of these drafts could result in cancellation or non-issuance of an insurance policy for which we may be liable. Further, if drafts fail to clear our bank it may jeopardize our relationships with insurance agents and insurance companies, adversely affecting our ability to conduct business in the future. Insurance agents that do business with our Company have the authority to issue drafts on our bank account to pay a portion of the insured’s premium. We review these drafts daily to make certain they are all paid to and cashed by proper parties. Improper items can be returned to the bank and will not be honored. Under normal circumstances, we receive the finance agreement before the draft is presented to our bank. Frequently however, the draft is presented to our bank before we receive the finance agreement. Since we cannot draw on our revolving credit line without first presenting the loan agreement, this may cause a cash flow problem for us. Such an event temporarily causes us to, in effect use funds for which no loans have been secured. Such an event can reduce our profitability and increase risk to the Company. In the event that a draft has not been cashed for an undue period of time, we may have a liability for the draft, and the insured may have no coverage.

Business Interruption from natural disasters, including hurricanes and pandemics.

In the event of a natural disaster or other occurrence beyond our control, we may be unable to conduct our normal course of business that could cause temporary or permanent harm to the Company due to loss of customers, increased defaults on our premium finance loans or interruptions to our operations.

Insurance Company Concentration

To reduce our exposure, we try to limit the amount of financing we do for any one insurance company. In fact, the senior lender providing our revolving credit line has placed certain limits on the percentage of our business that can be financed with any one insurance company. Although we endeavor to keep our concentration within the limits authorized by our senior lender, this is not always possible. Market conditions may cause fluctuations in our concentration, creating a disproportionate exposure with one or several insurance companies. Such an event could increase our risks.

Our dependance on Insurance Agents may expose us to losses.

We are continually adding new insurance agents to our customer base. Each new agent is screened by us to verify that he or she is licensed and is in good standing with state authorities. In addition, we attempt to gather as much information as possible to assist us in evaluating prospective customers. The risk of doing business with a new agent is significantly greater than that of doing business with an agent with whom we have established a business history.

Liability Arising from Wrongful Cancellation of an Insurance Policy

Through the normal course of business, we cancel many insurance policies for non-payment. If, in the event we cancel an insurance policy in error, we could be deemed liable for claims that would normally be paid by the insurance carrier. Such claims, and resultant damages could be significant. Although we carry professional liability insurance to cover such instances, certain provisions could prevent us from recovering all or part of our claim.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The corporate headquarters of the Company are located at 13590 SW 134th Avenue, Suite 214, Miami, Florida 33186. We lease our general office space at this location. The lease expires on February 28, 2023. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our common stock.

Dividends

We did not declare or pay dividends on our common stock in either fiscal year 2020 or 2019. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.

Holders

As of March 31, 2021, we had 50 holders of record of our common stock and 2,905,016 shares of common stock outstanding.

Recent Sales of Unregistered Securities

The following provides information concerning all sales of equity securities which we made in our 2020 fiscal year which were not registered under the Securities Act of 1933, as amended (the “Act”).

Preferred Stock Offering

Between April 1, 2020 and December 31, 2020, we issued 39,000 shares of Series A Convertible Stock to five accredited investors for $320,000 cash and $70,000 exchanged for an outstanding note payable for a total of $390,000. No broker dealer was involved in the sale of the shares and no commissions or other remuneration was paid in connection with these sales. The shares were issued in a private placement to accredited investors pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholders who received the forgoing shares signed a subscription agreement acknowledging that the shares were not registered under the Act and could only be sold under a registration or exemption from registration. Each stockholder represented that he or she was an Accredited Investor as defined in SEC Regulation D. Each certificate for such shares contains a restrictive legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares. Each investor was offered access to our books and records and the opportunity to ask our officers questions and receive answers concerning the terms and condition of the offering and the Company.

Warrants to Purchase Common Stock

On April 1, 2020, the Company issued 800,000 of authorized warrants for the purchase of common stock that are split into two classes of warrants. The 400,000 Class W4 warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. The 400,000 Class W12 warrants are issued at $.001 Par Value and are exercisable at a strike price of $12 for a period of five (5) years. The outstanding warrants were issued on April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $27,200 on the grant date. The warrants vested immediately.

Securities Authorized for Issuance Under Equity Compensation Plans

 On December 17, 2019, our Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and the 2019 Plan was approved by the stockholders on January 8, 2020. The 2019 Plan provides for the award of Stock Options, Stock Purchase Rights, Stock Appreciation Rights and Common Stock.

On March 12, 2019, the Board of Directors authorized the issuance of 1,000,000 common stock purchase warrants for compensation. On April 1, 2020, the Company issued 800,000 of authorized warrants for the purchase of common stock that are split into two classes of warrants. The 400,000 Class W4 warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. The 400,000 Class W12 warrants are issued at $.001 Par Value and are exercisable at a strike price of $12 for a period of five (5) years. The outstanding warrants were issued on April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $27,200 on the grant date. The warrants vested immediately.

The following table summarizes information about our outstanding equity plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (1)	Weighted-average exercise price of outstanding options and warrants (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(4)
Equity compensation plans approved by security holders	187,400	$0.80	112,600
Equity compensation plans not approved by security holders	800,000	$8.00	200,000
Total	987,400	$6.63	312,600

———————

(1)	Includes shares of common stock issuable upon exercise of stock options and stock purchase warrants.

(2)	Includes exercise price of outstanding stock options and stock purchase warrants.

(3)	Consists of the shares available for future issuance under the 2019 Plan and the authorized but unissued common stock purchase warrants.

(4)	See Note 12- Equity in the Notes to Consolidated Financial Statements included in this Form 10-K for the years ended December 31, 2020 and 2019 for further information.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

We are an insurance premium financing company, specializing primarily in commercial policies. We make it efficient for companies to access financing for insurance premiums. Enabled by our network of marketing representatives and relationships with insurance agents, we provide a value-driven, customer-focused lending service.

We have offered premium financing since 1991 through our wholly owned subsidiary, Standard Premium Finance Management Corporation. We are generally targeting premium financing loans from $1,000 to $15,000, with repayment terms ranging from 6 to 10 months, although we may offer larger loans in cases we deem appropriate. Qualified customers may have multiple financings with us concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers.

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Florida, Georgia, South Carolina, North Carolina, Texas, Tennessee and Arizona. We intend to continue to expand our market into new states as part of our organic growth trend. Loans are originated primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

We generate the majority of our revenue through interest income and the associated fees earned from our loan products. We earn interest based on the “rule of 78” and earn other associated fees as applicable to each loan. These fees include, but are not limited to, a one-time finance charge, late fees, and NSF fees. Our company charges interest to its customers solely by the Rule of 78. Charging interest per the Rule of 78 is the industry standard among premium finance loans. The Rule of 78 is a method to calculate the amount of principal and interest paid by each payment on a loan with equal monthly payments. The Rule of 78 is a permissible method of calculating interest in the states in which we operate. The Rule of 78 recognizes greater amounts of interest income during the first months of the loan, while decreasing interest income during the final months of the loan. Whenever a loan is repaid prior to full maturity, the Rule of 78 methodology is applied and the borrower is refunded accordingly.

We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of financing has historically been a line of credit at a financial institution collateralized by our loan receivables. We receive additional funding from unsecured subordinate noteholders that pays monthly interest to the investors. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. See Liquidity and Capital Resources for additional information regarding our financing strategy.

The Company’s main source of funding is its line of credit, which represented approximately 63% ($25,653,473) of its capital as of December 31, 2020. This line of credit was replaced with a new lender, First Horizon Bank, on February 3, 2021. As of December 31, 2020, the Company’s subordinated notes payable represented approximately 20% ($8,029,465) of the Company’s capital, operating liabilities provide approximately 8% ($3,176,650) of the Company’s capital, preferred equity provides approximately 2% ($990,000) of the Company’s capital, the PPP loan represents approximately 1% ($271,000) of the Company’s capital, and equity in retained earnings and common paid-in capital represents the remaining 6% ($2,693,813) of the Company’s capital structure.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Years Ended December 31,
	2020	2019
Gross Revenue	$6,434,182	$6,306,956
Originations	$91,412,909	$88,142,510
Interest Earned Rate	16%	16%
Cost of Funds Rate	3.71%	4.38%
Reserve Ratio	1.67%	1.57%
Provision Rate	0.43%	0.61%
Return on Assets	1.56%	1.20%
Return on Equity	24.42%	19.82%

Gross Revenue

Gross Revenue represents the sum of interest and finance income, associated fees and other revenue.

Originations

Originations represent the total principal amount of Loans made during the period.

Interest Earned Rate

The Interest Earned Rate is the average annual percentage interest rate earned on new loans.

Cost of Funds Rate

Cost of Funds Rate is calculated as interest expense divided by average debt outstanding for the period, net of the interest related tax benefit.

Reserve Ratio

Reserve Ratio is our allowance for credit losses at the end of the period divided by the total amount of principal outstanding on Loans at the end of the period. It excludes net deferred origination costs and associated fees.

Provision Rate

Provision Rate equals the provision for credit losses for the period divided by originations for the period. Because we reserve for probable credit losses inherent in the portfolio upon origination, this rate is significantly impacted by the expectation of credit losses for the period’s originations volume. This rate is also impacted by changes in loss expectations for contract receivables originated prior to the commencement of the period.

Return on Assets

Return on Assets is calculated as annualized net income (loss) attributable to common stockholders for the period divided by average total assets for the period.

Return on Equity

Return on Equity is calculated as annualized net income (loss) attributable to common stockholders for the period divided by average stockholders’ equity attributable to common stockholders for the period.

RESULTS of OPERATIONS

Results of Operations for the Year ended December 31, 2020 Compared to the Year ended December 31. 2019

Revenue

Revenue increased by 2.0% overall or $127,226 to $6,434,182 for the year ended December 31, 2020 from $6,306,956 for the year ended December 31, 2019. The increase in revenue was primarily due to a 3.0% or $154,702 increase in finance charges, which were partially offset by a 10.0% or $33,921 decrease in revenue from origination charges. Revenue from finance charges comprised 81.8% of overall revenue for the year ended December 31, 2020.

During the year ended December 31, 2020 compared to the year ended December 31, 2019, the company financed an additional $3,270,399 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. The Company experienced this growth despite the pandemic and does not expect any material decrease in revenue due to the end of the pandemic. The Company benefited from a swift transition to work-from-home during the early months of the COVID pandemic. The Company’s proprietary software allowed the Company to continue operating at full capacity, which gave us a competitive advantage in the first quarter of 2020 in attracting originations that may have otherwise gone to our competitors.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity generate additional sales. In July 2019, the company finalized negotiations to increase the credit commitment by an additional $2,500,000. However, although the Company experienced significant growth throughout 2020, originations were consistently constrained by the $27,500,000 limit on the Company’s previous line of credit. Management believes that the Company’s growth in revenues would have been higher with more access to capital. In January 2021, the Company executed a commitment letter with a new lender for a two-year $35,000,000 line of credit. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses decreased by 4.1% or $233,809 to $5,456,488 for the year ended December 31, 2020 from $5,690,297 for the year ended December 31, 2019.

The decrease in expenses was primarily due to decreases in the following categories:

•

 $202,243 decrease in interest expense as a result of a reduction in the line of credit interest rate. This is the result of a significant reduction in the 30-day LIBOR rate used in calculating the Company’s interest on the line of credit during the year ended December 31, 2020 as compared to the year ended December 31, 2019, thus greatly reducing the cost of funds.

•	$137,977 decrease in bad debt expense as a result of management’s approach during 2019 to aggressively eliminate older, marginal receivables, rather than hold the accounts while they await collection.

The foregoing decreases were partially offset by an increase of $120,375 in salaries and wages primarily as a result of the hiring of additional staff.

Net Income before Taxes

Net Income before taxes increased by $361,035 to $977,694 for the year ended December 31, 2020 from $616,659 for the year ended December 31, 2019. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $167,321 to $290,289 for the year ended December 31, 2020 from $122,968 for the year ended December 31, 2019. This increase was primarily attributable to the increase in taxable income.

Net Income

Net Income increased by $193,714 to $687,405 for the year ended December 31, 2020 from $493,691 for the year ended December 31, 2019. This increase was attributable to the $361,035 increase in income before taxes related to increased business activity, partially offset by the $167,321 increase in the provision for income taxes related to increased taxable income.

Comparison of Cash Flows for the Year Ended December 31, 2020 and December 31, 2019

Cash Flows from Operating Activities

We received $1,296,702 of cash provided from our operating activities in 2020 compared to $4,602,023 used in our operating activities in 2019. The decrease in cash used of $5,898,725 was primarily due to a $5,846,537 decrease of cash used to support working capital components and a $52,188 increase of net income as adjusted for noncash items.

The $5,846,537 decrease of cash used to support working capital components was primarily the due to a $4,826,036 increase in the change in premium finance contracts, a $1,077,182 increase in the change in drafts payable, a $341,058 increase in the change in accounts payable and accrued expenses, partially offset by a $313,498 increase in the change in prepaid expenses and other current assets. These are natural fluctuations in operating accounts that occur during the normal course of business. The Company expects net cash outflows from operations during periods of growth. In 2019, the change in premium finance contracts was significantly larger as the Company grew to the full utilization of the line of credit. As discussed in the Revenues and Future Cash Requirements section, although the Company was able to continue to grow in 2020, the Company was effectively constrained by the limit of its previous line of credit agreement. The reduction in cash used to support working capital components was primarily related to curtailing the growth to stay within the maximum of the Company’s line of credit.

The $52,188 increase of cash from net earnings as adjusted by noncash items resulted primarily from an $193,714 increase in net income and $56,091 increase in noncash equity compensation, partially offset by a $137,977 decrease in bad debt expense.

Cash Flows from Investing Activities

We used $62,294 of cash in our investing activities in 2020 compared to $246,711 in cash used in 2019. The decrease in cash used of $184,417 is due primarily to a decrease in the payments made on the life insurance policy of $288,693, which was partially offset by $94,726 decrease in the repayment of loans receivable – related party. To assist in lowering its overall cost of funds, as of December 31, 2019, the Company fully repaid the higher interest rate loan on the life insurance policy with available funds from the bank’s line of credit. This repayment, in turn, increased the cash surrender value of the life insurance policy. We also aggressively reduced related party loans throughout 2019 in preparation of registering with the SEC. In 2020, the company has no remaining loans receivable – related party.

Cash Flows from Financing Activities

We used $1,102,725 of cash in our financing activities in 2020 compared to $5,116,776 provided by financing activities in 2019. The decrease in funds provided of $6,219,501 is due primarily to a decrease in proceeds from the line of credit of $6,483,589, a decrease in proceeds from notes payable – others of $149,682, and an increase in repayments of notes payable – others of $137,300. These were partially offset by $320,000 proceeds from the sale of Series A convertible preferred stock and $271,000 of proceeds from the PPP loan. As discussed in the Revenues and Liquidity and Capital Resources sections, in 2019, the Company was limited in the amounts it could draw from its line of credit, due to reaching its maximum throughout 2020. The Company utilized this line of credit to increase new sales as well as repay principal on higher interest rate notes. As of December 31, 2020, the Company paid all outstanding accrued dividends on its preferred stock, with the fourth-quarter 2020 dividend being paid in January 2021.

LIQUIDITY and CAPITAL RESOURCES as of December 31, 2020

We had $477,289 cash and a working capital surplus of $8,462,937 at December 31, 2020. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. As of December 31, 2020, the Company was using a $27,500,000 line of credit, which initially expired in October 2020. The Company received an extension on this line of credit until February 2021 due to ongoing negotiations to increase the line to $35,000,000 through a syndication with its current lender or a new prospective lender. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. The terms of the new line of credit are generally more favorable than the previous line of credit, including an interest rate based on the 30-day LIBOR rate plus 2.85% with a minimum rate of 3.35%. The expiring line of credit has an interest rate based on the 30-day LIBOR rate plus 2.75% with a minimum rate of 3.75%. The Company believes that the interest rate will be based on the minimum rate for the term of the line of credit, which will lead to savings on interest expense over the term of the deal. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

In April 2020, the Company received a $271,000 loan through the PPP program with the Small Business Administration. The Company proudly applied 100% of the proceeds of the loan to its main purpose of keeping their staff employed at the same level as before the COVID-19 pandemic. The Company maintained the same level of employment throughout 2020 with support from the PPP loan. As the Company used the proceeds of the loan on forgivable expenses, i.e. company payroll, the Company expects the loan to be fully forgiven. The Company applied for loan forgiveness in September 2020 and awaits a response from the SBA and the Company’s bank who facilitated the loan.

On December 31, 2020, the Company terminated a private placement memorandum for the sale of additional equity. Through this private placement, the Company raised $990,000. The additional equity can be further leveraged to negotiate increases on the line of credit, as well as seek out additional funding sources. The Company plans on using any surplus capital to fund a long-term merger and acquisition (roll-up) strategy.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, a larger line of credit is paramount to fueling this growth. Throughout 2020, the Company had been curtailing its business prospects due to reaching its maximum on its current line of credit. As the main and cheapest source of funds, the previous bank’s inability to increase the line without a syndicated deal had restrained the Company’s growth potential in 2020. By securing a larger line of credit, the Company can satisfy the cash requirements anticipated by its future growth, rather than staying at the current sales level constrained by the previous line of credit. Coinciding with these goals, in February 2021, the Company entered into a contract with a new lender for a two-year $35,000,000 line of credit.

Uses of Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including costs associated with our premium finance loans, capital expenditures, debt repayments, acquisitions (if any), pursuing market expansion, supporting sales and marketing activities, and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing or expanding existing debt or pursuing other debt or equity offerings to provide flexibility with our cash management and provide capital for potential acquisitions.

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of December 31, 2020, the Company was contractually obligated as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Line of credit	$25,653,473	$25,653,473	$—	$—	$—
Subordinated notes payable	8,029,465	2,609,122	5,021,484	398,859	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	104,289	43,089	50,040	11,160	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	271,000	15,022	255,978	—	—
Total contractual obligations	$34,058,227	$28,320,706	$5,327,502	$410,019	$—

As of December 31, 2019, the Company was contractually obligated as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Line of credit	$26,885,261	$26,885,261	$—	$—	$—
Subordinated notes payable	8,032,465	1,810,976	5,569,629	651,860	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	221,884	109,447	87,885	24,552	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—
Total contractual obligations	$35,139,610	$28,813,832	$5,649,366	$676,412	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider the following to be our most critical accounting policy because it involves critical accounting estimates and a significant degree of management judgment:

Allowance for doubtful accounts

We are subject to the risk of loss associated with our borrowers’ inability to fulfill their payment obligations, the risk that we will not collect sufficient unearned premium refunds on the cancelled policies on the defaulted loans to fully cover the unpaid loan principal and the risk that payments due us from insurance agents and brokers will not be paid.

The carrying amount of the Premium Finance Contracts (“Contracts”) is reduced by an allowance for losses that are maintained at a level which, in management’s judgment, is adequate to absorb losses inherent in the Contracts. The amount of the allowance is based upon management’s evaluation of the collectability of the Contracts, including the nature of the accounts, credit concentration, trends, and historical data, specific impaired Contracts, economic conditions, and other risks inherent in the Contracts. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recovery.

In addition, specific allowances are established for accounts past due over 120 days. Individual contracts are written off against the allowance when collection of the individual contracts appears doubtful. The collectability of outstanding and cancelled contracts is generally secured by collateral in the form of the unearned premiums on the underlying policies and accordingly historical losses are approximately 1% to 1.5% of the principal amount of loans made each year. The Company considers historical losses in determining the adequacy of the allowance for doubtful accounts. The collectability of amounts due from agents is determined by the financial strength of the agency.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 Exhibits and Financial Statement Schedules of this filing.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2020 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 framework). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2020 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Standard Premium Finance Holdings, Inc.

The following table sets forth the names, ages and titles of our current executive officers and directors.

Name	Age	Position
William Koppelmann	57	Chairman, President, Chief Executive Officer
Bobby Story	79	Chief Financial Officer, Director
Margaret Ruiz	58	Operations Manager, Secretary
Samuel Konig	50	Executive Vice President, Director
Brian Krogol	32	Vice President of Accounting
Victor Galliano	56	Vice President of Marketing
Robert Mattucci	55	Vice President of Sales
Scott Howell, MD	55	Director
Mark E. Kutner, MD	60	Director
John C. Leavitt, PhD	58	Director
Christopher Perrucci, ESQ	58	Director
James Wall	72	Director
Carl C. Hoechner	61	Director

Director and Executive Officer Biographies

William Koppelmann – Chairman, Board of Directors, President and Chief Executive Officer.

William Koppelmann has been the Chairman and President of Standard Premium Finance Holdings, Inc., since its organization in May 2017 and is a co-founder and has been the President of Standard Premium Finance Management Corporation, since its inception in 1997. An entrepreneur with more than 30 years’ experience in the insurance premium finance industry, he is proficient in receivables management, capital-raising and debt restructuring. He currently oversees all aspects of the Company's operations. Mr. Koppelmann has served on the board of the Florida Premium Finance Association for more than 15 years. He is the immediate past president, serving in that capacity for three successive terms. Mr. Koppelmann attended Barry University and Miami Dade College, where he completed his Property and Casualty insurance Certification. He is a member of the Florida Association of Insurance Agents, Professional Insurance Agents Association, Latin American Insurance Association and Independent Insurance Agents of Dade County. William Koppelmann is Margaret Ruiz’s brother. The Board believes that Mr. Koppelmann provides essential insight and expertise concerning the business, operations and strategies of the Company that is needed for the Board’s oversight and decision-making responsibilities.

Bobby Story – Chief Financial Officer and Director.

Bobby Story has been our Chief Financial Officer (CFO) and a director since May 2017. Since 2015, he has devoted his business activities to assisting our President and CEO in the organizing of Standard Premium Finance Holdings, Inc. (SPFH) and reorganization of our wholly owned subsidiary, Standard Premium Finance Management Corporation. Mr. Story has worked as a Certified Public Accountant (CPA), real estate developer, and entrepreneur for many years.  The Board believes that Mr. Story’s experience as a CPA, chief financial officer and entrepreneur aids the Board and management in assessing and managing the finance and accounting issues facing the Company’s operations as well as in assisting the Company in preparing to be a SEC-reporting company.

Margaret Ruiz – Operations Manager and Secretary.

Margaret Ruiz has been our Operations Manager and Secretary since 2017. Since August 2000, she has served as Operations Manager of Standard Premium Finance Management Corporation. Prior to joining Standard Premium Finance Management Corporation in August 2000, Margaret Ruiz gained nearly 20 years of commercial banking experience with SunTrust Bank from 1980 to 1997 and Office Manager at Professional Therapeutic Alternatives from 1997 to 2000. Her early career in Human Resources was spent in recruiting and employment matters. She was responsible for the nonexempt staffing for SunTrust’s 1500 employees. Ruiz is proficient in computer operations, having worked for three years in the bank’s data center, acting as liaison for branch personnel in all aspects of technical issues related to retail banking. Ms. Ruiz is an integral part of the Company’s management, in charge of the day to day operations and the supervision of 12 staff members. She oversees the customer service provided to more than 600 agents and agencies throughout the Southeast United States and Texas. Ms. Ruiz is involved in most aspects of audit requirements imposed by the Company’s lender and governing entities, ensuring compliance by administering strict internal control procedures. Most notable of Ms. Ruiz’s recent accomplishments is the successful overhaul of the operating system, converting over 20,000 customer records and implementing new procedures. Margaret Ruiz is William Koppelmann’s sister.

Samuel Konig – Director, Vice President.

Mr. Konig currently serves as a Director and has been the Company’s Executive Vice President working closely with the company in refinancing and business development since 2015. Since 2006 and presently, Mr. Konig advises and services various companies with online and consulting ventures through his company SGK International, LLC, including an online classic car dealership platform. In 2019, Mr. Konig acquired a real estate broker’s license in the State of Florida, which he actively uses with SMK Realty & Investments, LLC. In 2003, Mr. Konig co-founded SMK Capital Partners, LLC and SMK Realty & Investments, LLC, which are active commercial real estate development and sales companies successfully acquiring over 350,000 square feet of prime office building space in Miami for $50 million with commercial condominium sales exceeding $120 million. The Board believes that Mr. Konig’s experience in finance and entrepreneurship assists the Board and management in formulating the Company’s corporate finance strategy and exploring potential growth opportunities.

Brian Krogol – Vice President of Accounting.

Brian Krogol has been our Vice President of Accounting since October 2019. Brian Krogol graduated from the Fisher School of Accounting at the University of Florida with a Master of Accounting (MAcc) in 2011. From 2011-2013, he worked as an auditor with Grant Thornton, an international organization of independent assurance, tax, and advisory firms, gaining audit experience with companies in the health care, manufacturing, distribution, hospitality, restaurant, and financial industries, as well as, experience on 10-Q, 10-K, SOX 404, benefit plan, and IPO engagements for SEC clients, as well as quarter- and year-end engagements for private clients reporting under US GAAP. Mr. Krogol gained recognition for earning the prestigious Elijah Watt Sells award in 2012 for his performance on the Certified Public Accountant examination. Of more than 92,000 candidates who sat for the examination in 2012, only thirty-nine candidates met the criteria for this award. On the tailwind of this award, from 2013-2019, Mr. Krogol operated a private tutoring business, primarily preparing students for the CPA exam, as well as college level accounting, finance, economics, and mathematics courses. During this period, from 2015 to 2018, Mr. Krogol joined Clutch Prep as Lead Business Instructor, designing and maintaining online curriculum, including recording instructional videos for undergraduate level accounting, finance, and economic courses.

Robert Mattucci – Vice President of Sales

Robert Mattucci has been our Vice President of Sales since September 2019 overseeing sales throughout the nation. Originally hired as a marketing representative for the west coast of Florida in 2006, Mr. Mattucci was directly responsible for achieving a 300% growth in sales over a 3-year period in the region. His primary duties involve the recruitment and training of all new sales personnel. After being promoted to National Sales Manager in 2009, Mr. Mattucci developed sales operations in Dallas, Atlanta and Charlotte.

Victor Galliano – Vice President of Marketing

Victor Galliano has been the Vice President of Marketing for Holdings since September 2019 and works for SPFMC since 2008. Victor Galliano has over 25 years of sales experience working in the insurance premium finance industry. In January 2008, Mr. Galliano became regional sales manager for Standard Premium Finance and has been recognized as the lead sales representative every year thereafter. With his vision and efforts, he was able to expand sales statewide. In 2012, he was promoted to VP of Sales for Florida and was responsible for developing and implementing a statewide sales strategy that led to yearly organic growth. During this time, he also helped launch various national sales campaigns and trained junior sales staff members. In addition, Mr. Galliano earned an MBA, with a specialization in accounting, from St. Thomas University in 2001.

Scott Howell, MD – Director.

Dr. Scott Howell has served as a Company director since 2017. Dr. Howell is currently a practicing physician for more than 25 years. Dr. Howell is board certified in Family Practice, Preventative Medicine and Public Health and Addiction Medicine. Presently, Dr. Howell advises healthcare organizations with regulatory, product development, reimbursement and financial modeling for multiple healthcare organizations. Dr. Howell is the medical director at the AIDS Healthcare Foundation Chronic Care Special Needs Plan (C-SNP) since 2019 to the present. In 2018, Dr. Howell launched 11.2 Healthcare, Inc. a private healthcare finance consulting organization concentrating on managed care, medical devices and financing of developmental companies. From 2017 to 2018, Dr. Howell was the Chief Medical Officer at Advantmed, a healthcare analytics and delivery organization. From 2015 to 2017, Dr. Howell was an executive medical director for Heritage Development Organization, for which he participated in national expansion through joint ventures, mergers & acquisitions and by identifying enterprise-wide clinical solutions. From 2008 to 2015, Dr. Howell was the National Senior Medical Director and Chief Medical Officer for Network and Population Health at Optum Insight, responsible for risk adjustment, quality performance, networks, predictive modeling and clinical consulting, including as the Regional Chief Medical Officer (RCMO) for the Northeast Region of Americhoice, Inc. focusing on the Medicaid and Dual SNP populations. From 2000 to 2008, Dr. Howell was the Medical Director for Managed Care at the AIDS Healthcare Foundation, the first HIV SNP in the nation, and was responsible for international consulting in Russia, Ukraine, Guatemala, Honduras, and Haiti. During this period, Dr. Howell was the lead scientific advisor to Management Sciences for Health, the prime contractor for PEPFAR in Haiti. Dr. Howell has a Master’s in Economics from the University of Miami, a Master’s in Public Health and Tropical Medicine, (MPH&TM) from Tulane University, and a Master’s in Business Administration (MBA) from California State University Fresno. Dr. Howell is currently retired from the Air Force after 25 years of service with the rank of Colonel. His last assignment was with the Office of Secretary of Defense (OSD) at the Department of Defense Inspector General (DoDIG) in Special Plans and Operations (SPO). The Board believes that Dr. Howell extensive experience in management and consulting brings to the Board and management perspective on dealing with governmental regulations and growth of its business.

Mark E. Kutner, MD – Director.

Dr. Mark E. Kutner has been a Director of Holdings since its foundation in 2017. Dr. Mark E. Kutner is a practicing physician who maintains a primary care clinical practice in Miami, Florida, which he began in 1998, and a clinical trials practice begun in 1988. Dr. Kutner is a co-founder and presently the Chairman of the Board of Directors of PrimeHealth Physicians, the largest independent primary care practice in South Florida. Dr. Kutner was the founder and is presently Chief Medical Officer of Suncoast Research Group, a clinical trials company since 1994, which has been engaged in phases, 2, 3 and 4 clinical trials for many of the largest pharmaceutical companies in the world and smaller biotech firms who are constantly developing cutting edge medical technologies. He served on the Board of Directors of Orange ACO, a rapidly growing Medicare ACO from 2015-2018. Dr. Kutner is also the founder and first Medical Director of the sleep laboratory at Baptist Hospital of Miami. He is presently the chairman and founding member of Physicians Health Alliance, a value-based management services organization affiliated with United Healthcare. Dr. Kutner is also a co-founder and Board member of two Florida property casualty companies, America Traditions, and Modern USA Property Casualty. Other business interests have included a chain of Costa Rican pharmacies, Farmacia Express, which introduced the country to a toll-free telephone number for the order and delivery of prescriptions to the home, and Colombian sleep labs. Dr. Kutner attended CCNY School of Biomedical Education and graduated from SUNY Stony Brook with a Medical Doctor degree. He completed a residency in Internal Medicine at Northwestern University, and a fellowship at Johns Hopkins University School of Medicine in Pulmonary, Critical Care, and Sleep Medicine, as well as a fellowship at Johns Hopkins School of Hygiene and Public Health in Environmental Health Sciences. He has been board certified in Critical Care Medicine, Internal Medicine, Pulmonary Medicine and Sleep Medicine. He is affiliated with insurance companies, physicians’ groups, ACOs, hospital groups, and private equity planning the future of healthcare in Florida. The Board believes that Dr. Kutner’s experience as a founder, executive and director of a variety of private companies brings valuable experience to the Board in matters such as organizational structure, corporate strategy, operational performance measurement and improvement and governance.

John C. Leavitt, PhD – Director.

John C. Leavitt has served as a Company director since 2017. Mr. Leavitt has been employed by the National Aeronautics and Space Administration (NASA) since July 2016 and is responsible for creating the Task Orders, Schedules (MS-Project 2003), Cost sheets and justification procurement documents including RFP and RFP responses to NASA. He also monitors and manages multiple projects using PMI-methods and assists in writing technical papers on the projects under his control for NASA publications. As vice president for Altug Consulting from January 2000 to December 2016, Mr. Leavitt researched, wrote, and published white papers for customers, and provided engineering studies, worked on large government contract proposal teams (ICA for the NASA KICS contract) and provided Project Management services to both local and internationally recognized companies such as MASTEC, Yang Engineering, American Access Technologies, and TEK-Systems (for Verizon). Mr. Leavitt is a Certified Project Management Professional (“PMP”) with more than 22 years of management, technical, and engineering experience in government DOD, NASA, Commercial RF Systems, SATCOM & telecommunications. Mr. Leavitt graduated magna cum laude with a Bachelor of Science in Engineering from the University of Central Florida, and earned his MBA, and doctorate in Business Administration specializing in Information Systems Management at Walden University. The Board believes that Mr. Leavitt’s experience in project management and government contracting assists the Board and management in strategic planning and managing for growth.

Christopher Perrucci, Esq, - Director.

Christopher Perrucci has served as a Company director since 2017. Mr. Perrucci has been a licensed attorney in Ohio since 1985 and has over 33 years of legal and business experience focused on contracts, information systems and services, and business management. Currently, Mr. Perrucci engages in the following principal occupations and organizations: C R Perrucci Co., LPA, Law Firm as a Managing Attorney since 2015; SOI Online, LLC, Online Information Company as the President/CEO since 2015 and Max Technologies, LLC, Probation/Parole Monitoring as the President/CEO since 2015. In 2002, Mr. Perrucci founded SOI Online, which provides a retail online service for criminal background checks, OnlineCriminalChecks.com, which he still operates today as the President. Prior to these engagements, Mr. Perrucci had several notable business successes. In 2012, he founded and operated Max Technologies, a unique technology-based monitoring system to assist Ohio Courts and Probation Departments, Ohio parolee supervision and warrant tracking. Mr. Perrucci spent four years with Database Technologies from June 1996 to December 1999, where he served as Vice President and Director of Business Development, responsible for data acquisition, product and database development, and new business development. He assisted the company with its transition to DBT Online and its IPO listing on the NYSE. Prior to that, Mr. Perrucci spent 10 years in product and systems development, licensing, and data acquisition for Lexis-Nexis, the largest legal information company in the world. Mr. Perrucci also served as President of Intellicorp for four years from January 2000 to April 2004, growing the business from $200k and two employees into $4m and 25 employees. He recently completed the acquisition of North Carolina Information Data, Inc., an online provider of retail and wholesale information services to lawyers, bondsman, and general businesses. Mr. Perrucci was born and raised in Indiana and earned a Bachelor of Science degree in Legal Administration from Ball State University in 1982 and a law degree from the University of Dayton, School of Law in 1985. The Board believes that Mr. Perrucci’s experience in information systems aids the Board and management in overseeing the Company’s information technology functions.

James Wall – Director.

James Wall has served as a director of Holdings since 2017 and has been a director on the Board of the Company's Standard Premium Finance Management Corporation subsidiary since 2004. Mr. Wall was instrumental in the Board of Directors agreeing to change Standard Premium Finance Management Corporation from a sub chapter "S" corporation to a "C" corporation so that a holding company could be created. In 2005, Mr. Wall retired from a career as a commercial airline pilot where he worked for American Airlines from 1989 until 2005. Notably, he gained industry experience as a commercial loan credit analyst during a furlough period with Eastern Airlines, where he was a commercial pilot for Eastern Airlines from 1973 until its bankruptcy in 1989, also working two years for Atlantic Bank. Mr. Wall joined the United States Navy as a pilot in 1973 and remaining in the Naval Reserve until 1988 when he retired at the rank of Captain. Mr. Wall earned a bachelor’s degree from Wake Forest University, and an MBA from the University of North Florida. The Board believes that Mr. Wall’s long-term service as a director of the Company’s subsidiary provides essential insight into the Company’s operations as well as institutional memory that benefits the entire Board as well as management.

Carl C. Hoechner – Director.

Carl C. Hoechner has served as a Director for Holdings since its inception in 2017. Mr. Hoechner invested capital in Standard Premium Finance Management Corporation in 2011 and has served as a member of its Board of Directors since 2011. As such, Mr. Hoechner has assisted in to raising several million dollars in Subordinated Notes from many investors. Mr. Hoechner is also an entrepreneur in tourism and real estate. Since 2000 and presently, he has owned and operated the C.L. Hoechner Overseas Tours, Inc. with most of its operations remaining in Europe. He also actively continues his career as a real estate developer, remodeling and selling properties to multinational and foreign investors. Mr. Hoechner was born in the US (Florida), but raised in Oberammergau, DE, Carl Hoechner studied and received the equivalent of a BS in Economics and Tourism from Industry and Trade Chamber of Munich, located in Munich Germany. As a multinational entrepreneur, Mr. Hoechner moved back to the US in 2001, and made his primary residence in Miami, Florida. The Board believes that Mr. Hoechner’s experience as lead investor in the Company’s subordinated notes provides the Board and management with insight into the interests and concerns of the Company’s investors.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION

Overview and Objectives

We believe our success depends on the continued contributions of our named executive officers. We have established our executive compensation program to attract, motivate, and retain our key employees in order to enable us to maximize our profitability and value over the long term. Our policies are also intended to support the achievement of our strategic objectives by aligning the interests of our executive officers with those of our shareholders through operational and financial performance goals and equity-based compensation. We expect that our compensation program will continue to be focused on building long-term shareholder value by attracting, motivating and retaining talented, experienced executives and other key employees. Currently, our Principal Executive Officer oversees the compensation programs for our executive officers.

Summary Compensation Table

The following table sets forth information concerning the compensation of our chief executive officer, our chief financial officer, and our two other most highly compensated executive officers serving during fiscal 2020 (the “named executive officers”)

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	Warrant Awards ($) (4)	Total ($)
William Koppelmann, Chief Executive Officer	2020	164,202	2,537	0	2,100	168,839
	2019	161,611	2,029	0	0	163,640

Bobby Story Chief Financial Officer	2020	0	0	0	1,500	1,500
	2019	0	0	0	0	0

Victor Galliano Vice President of Sales	2020	146,378	1,014	10,323	0	157,715
	2019	150,431	1,015	0	0	151,446

Robert Mattucci Vice President of Marketing	2020	136,173	2,707	10,323	0	149,203
	2019	131,611	2,707	0	0	134,318

———————

(1)	Salary and Commissions paid through payroll
(2)	Cash bonuses paid through payroll
(3)

Fair Value of Option Awards at Grant Date. See Note 12 to the Company’s Consolidated Financial Statements for the Years Ended December 31, 2020 and 2019 for details on determination of fair value of Stock Options. This amount is calculated assuming that the vesting condition requiring continued employment through March 1, 2022 will be achieved.

(4)

Fair Value of Warrant Awards at Grant Date. See Note 12 to the Company’s Consolidated Financial Statements for the Years Ended December 31, 2020 and 2019 for details on determination of fair value of Stock Warrants.

Outstanding Equity Awards Table

The following table sets forth outstanding equity awards for our named executive officers at December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name (a)	Number of securities underlying unexercised warrants (#) exercisable (b)	Number of securities underlying unexercised warrants (#) not exercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option/warrant exercise price ($ weighted average) (e)	Option/warrant expiration date (f)
William Koppelmann	100,000	—	—	$10.00	March 31, 2025
Bobby Story	90,000	—	—	$10.67	March 31, 2025
Victor Galliano	—	—	27,900	$0.80	February 28, 2030
Robert Mattucci	—	—	27,900	$0.80	February 28, 2030

Director Compensation in 2020

Our Board of Directors believes that attracting and retaining qualified non-employee directors will be critical to the future value growth and governance of our company. Our Board of Directors also believes that a significant portion of the total compensation package for our directors should be equity-based to align the interest of our directors with our stockholders. In April 2020, the Company issued to its non-employee directors for 2020 compensation:

•

Dr. Mark Kutner, 15,000 Class W4 Warrants for the purchase of common stock for $4.00 per share and 50,000 Class W12 Warrants for the purchase of common stock for $12.00 per share with a total fair value at the grant date of $1,300, and

•

Mr. Samuel Konig, Mr. Carl C. Hoechner, Mr. James Wall, Mr. Christopher Perrucci, Mr. John Leavitt, and Dr. Scott Howell, each 25,000 Class W12 Warrants for the purchase of common stock for $12.00 per share with a total fair value at the grant date of $200 to each of these directors.

These amounts represent the Fair Value of Warrant Awards at Grant Date. See Note 12 to the Company’s Consolidated Financial Statements for the Years Ended December 31, 2020 and 2019 for details on determination of fair value of Stock Warrants. The Warrants have a term of five (5) years and have a cashless exercise provision.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Convertible Preferred Stock as of December 31, 2020 by (i) each stockholder who is known by the Company to own beneficially more than five percent of any class of the Company’s voting securities, (ii) each current director of the Company, (iii) each of the Company’s current executive officers, and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to the table, the listed stockholders hold sole voting and investment power over their respective shares. The information as to each person or entity is based upon the Company’s records and information provided to the Company.

	Common Stock			Series A Convertible Preferred Stock
Name	Number of Shares (a)		Percent of Class (a)	Number of Shares	Percent of Class
William Koppelmann	905,855	(b)	23.9%
Bobby Story	198,000	(c)	5.2%
Carl C. Hoechner	196,076	(d)	5.2%
Mark Kutner, MD	191,500	(e)	5.0%	50,000	50.5%
Samuel Konig	108,000	(f)	2.8%
James Wall	103,256	(g)	2.7%
Brian Krogol	96,850	(h)	2.6%
Chris Perrucci	91,500	(i)	2.4%
John Leavitt	91,500	(j)	2.4%
Scott Howell, MD	91,500	(k)	2.4%
Victor Galliano	29,209	(l)	<1%
Robert Mattucci	25,253	(m)	<1%
Margaret Ruiz	22,378	(n)	<1%

All Officers and Directors as a Group (13 persons)	2,150,877		56.6%

Shareholders with greater than 5%:
MaryLea Boatwright	286,748		7.4%
Bayshore Corporate Finance, LLC	275,000	(o)	7.1%
Gregory Carey	190,274		5.0%

(a)

A party is deemed to be a beneficial owner of shares that can be acquired by such person within 60 days from December 31, 2020, upon their exercise of options and warrants. Each beneficial owner’s percentage of ownership is determined by assuming that options and warrants that are held by such party (but not those held by any other party) and are exercisable or convertible by such party within 60 days from that date have been so exercised or converted.

(b)

Consists of (i) 805,855 shares owned by Mr. Koppelmann directly, (ii) 25,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, and (iii) 75,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.

(c)

Consists of (i) 108,000 shares owned by Mr. Story directly, (ii) 15,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, and (iii) 75,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.

(d)	Consists of (i) 171,076 shares owned by Mr. Hoechner directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(e)

Consists of (i) 126,500 shares owned by Dr. Kutner directly, (ii) 15,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, and (iii) 50,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.

(f)	Consists of (i) 83,000 shares owned by Mr. Konig directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(g)	Consists of (i) 78,256 shares owned by Mr. Wall directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(h)

Consists of (i) 41,850 shares issuable upon exercise by Mr. Krogol of ten-year stock options at an exercise price of $0.80 per share, (ii) 5,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share and (iii) 50,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.

(i)	Consists of (i) 66,500 shares owned by Mr. Perrucci directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(j)	Consists of (i) 66,500 shares owned by Mr. Leavitt directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(k)	Consists of (i) 66,500 shares owned by Mr. Howell directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(l)	Consists of (i) 15,259 shares owned by Mr. Galliano directly and (ii) 13,950 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(m)	Consists of (i) 11,303 shares owned by Mr. Mattucci directly and (ii) 13,950 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(n)	Consists of (i) 17,378 shares owned by Ms. Ruiz directly and (ii) 5,000 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(o)

Consists of (i) 35,000 shares owned by Bayshore Corporate Finance directly and (ii) 240,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share. Anthony Leavitt has voting and investment power over the shares held by Bayshore Corporate Finance, LLC. The address of Bayshore Corporate Finance, LLC is 13590 SW 134th Avenue, Suite 215, Miami, FL 33186.

Address of William J. Koppelmann, Carl Christian Hoechner, Mark Kutner, Bobby Story, Samuel Konig, James Wall, Chris Perrucci, John Leavitt, Scott Howell, Victor Galliano, Robert Mattucci, Margaret Ruiz, and Brian Krogol is 13590 SW 134th Avenue, Suite 214, Miami, FL 33186. Address of MaryLea Boatwright is 3889 Admiral Drive, Chamblee, GA 30341. Address of Gregory Carey is 820 Salzedo St Apt 402 Coral Gables, FL 33134.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In the ordinary course of our business, we may enter into transactions with our directors, officers and 5% or greater stockholders.

Creation of Holding Company

In March 2017, the Company entered into an agreement of share exchange with Standard Premium Finance Management Corporation (“Management”) and the shareholders of Management to facilitate the formation of the Company, which acquired all of the issued and outstanding shares of Management in exchange for newly issued shares of Company common stock. Each outstanding share of Management common stock was issued 28.4 shares of Company common stock in the share exchange. As a result, Management became the 100% directly-owned subsidiary of the Company.

Agreement with Bayshore Corporate Finance, LLC

In July 2016, the Company entered into a Consulting Agreement with Biscayne Corporate Finance, LLC to facilitate the Company’s business strategy and planning and to advise the Company in financial, mergers and acquisitions and other matters. Company directors Scott Howell, Chris Perrucci, John Leavitt and Samuel Konig were managers of Bayshore Corporate Finance, LLC at the execution of this consulting agreement. In December 2019, these directors retired and were removed as managers of Bayshore Corporate Finance, LLC. They had no ownership interest in Bayshore Corporate Finance, LLC. The Company paid Bayshore Corporate Finance, LLC $27,500 in 2019 and $67,827 in 2020. Additionally, on April 1, 2020, the Company issued Bayshore Corporate Finance, LLC 240,000 Class W4 Warrants for the purchase of common stock at $4.00 per share with a total fair value of $14,400 at the grant date. The Warrants have a term of five (5) years and have a cashless exercise provision.

Lease Agreement with Marlenko Acquisitions, LLC

The Company’s headquarter office in Miami, Florida is an office condominium owned by Marlenko Acquisitions, LLC. Director and Officer William Koppelmann, Secretary Margaret Ruiz and over 5% shareholder MaryLea Boatwright are the owners and managers of Marlenko Acquisitions, LLC. The Company pays Marlenko rent of $7,450 per month for the facility and pays utilities, taxes and maintenance on the facilities.

Loans to the Company by Officers and Directors

There are six directors and/or officers that have made loans to the company. Our CEO, William Koppelmann has advanced loans to the corporation through various notes totaling $227,000, maturing between 2022 and 2024, at interest of 8%. Mr. James Wall, director, has made advances of $133,000 that matures on June 30, 2021, at interest of 8%. Mr. Carl Christian Hoechner, director, has made advances of $27,000 that maturing in 2021 and 2024, at interest of 8%. Mr. Robert Mattucci, Vice President, has made advances of $120,000, maturing in 2022 and 2024, at interest of 8%. Ms. Margaret Ruiz, Secretary, has made advances of $10,000, maturing on May 31, 2021, at interest of 8%. Mr. Brian Krogol, Vice President, has made advances of $100,000, maturing in 2024, at interest of 8%. All interest is paid on a monthly basis, in arrears and the company is current on its payments.

Review, Approval or Ratification of Transactions with Related Persons

The Board of Directors is responsible for reviewing related party transactions involving directors, executive officers and shareholders. In addition, our Board is responsible for approving all related party transactions between us and any officer, director or stockholder that would potentially require disclosure. The Company has a Business Ethics and Conduct Policy which requires that any potential conflicts of interest must be reported immediately to the Board of Directors, Chief Executive and the Company’s legal counsel.

Director Independence

The Company’s common stock is not listed on a national securities exchange. Therefore, the Company is not currently subject to director independence requirements. The Company has chosen to measure the independence of its directors under the definition of independence used by The Nasdaq Stock Exchange, LLC. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. Under such definition, the board of directors has determined that Carl Hoechner, Mark Kutner, MD, James Wall, Chris Perrucci, John Leavitt, and Scott Howell, MD, are independent directors and William Koppelmann, Samuel Konig, and Bobby Story are not independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees billed to us for professional services rendered by Liggett & Webb, P.A. during the periods presented:

	Year Ended December 31,
Types of Fees	2020	2019
Audit Fees (1)	$65,000	$72,000
Audit-Related Fees (2)	3,000	—
Tax Fees (3)	2,000	—
Other Fees (4)	—	—
Total Fees	$70,000	$72,000

———————

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and professional services rendered in connection with our filing of our Registration Statement on Form 10 and other services that are normally provided by Liggett & Webb, P.A. during the periods presented in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above.

Audit Committee Pre-Approval Policies

The Audit Committee’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company’s independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its independent registered public accounting firm in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee.

The Audit Committee pre-approved all of the fees described above.

The Audit Committee has considered whether the provision of the above services other than audit services is compatible with maintaining auditor independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Comprehensive Loss
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit Number	Description
2.1

Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2

Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

3.3	Articles of Amendment to Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	By-laws of Registrant. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
4.1	Description of Securities.
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(a)*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(b)*	Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*

Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC.  (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)

10.6

Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020. (Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.8

Credit and Guaranty Agreement dated October 5, 2018 between Standard Premium Finance Management Corporation and Woodforest National Bank. (Incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

10.9

Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)

14.1	Code of Ethics.
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

———————

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2021

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2021.

Signature	Title	Date

/s/ William Koppelmann	Chairman, President, Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2021
William Koppelmann

/s/ Bobby Story	Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2021
Bobby Story

/s/ Brian Krogol	Vice President of Accounting (Principal Accounting Officer)	March 31, 2021
Brian Krogol

/s/ Samuel Konig	Executive Vice President, Director	March 31, 2021
Samuel Konig

/s/ Scott Howell, MD	Director	March 31, 2021
Scott Howell, MD

/s/ Mark E. Kutner, MD	Director	March 31, 2021
Mark E. Kutner, MD

/s/ John C. Leavitt, PhD	Director	March 31, 2021
John C. Leavitt, PhD

/s/ Christopher Perrucci	Director	March 31, 2021
Christopher Perrucci

/s/ James Wall	Director	March 31, 2021
James Wall

/s/ Carl C. Hoechner	Director	March 31, 2021
Carl C. Hoechner

Standard Premium Finance Holdings, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Standard Premium Finance Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Premium Finance Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Stock Options and Warrants

As described in Note 12 to the consolidated financial statements, the Company measures fair value of stock options and warrants at fair value using level three inputs. To determine fair value of stock options and warrants, the Company determines the appropriate valuation methodology and assumptions, including unobservable inputs. The Company used a valuation specialist to assist in estimating the fair value of the Company’s common stock. Stock options and warrants are measured at fair value using a Black-Scholes valuation model that uses significant assumptions, including the Company's fair value of common stock, volatility, risk-free interest rate and probability of exercise occurrence through expiration date.

Auditing management's estimate for the fair value of stock options and warrants was highly judgmental as it involved our assessment of the significant assumptions used by the Company and valuation specialist engaged by the Company because the fair value calculations were sensitive to changes in assumptions described above, and certain inputs used in the determination of fair values were based on unobservable data, including, but not limited to, the volatility and probability of exercise.

To test the fair value of stock options and warrants, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions used by the Company and valuation specialist engaged by the Company.

Allowance for doubtful accounts for premium contract receivables and other related receivables

As described in Note 2 to the consolidated financial statements, the carrying amount of the Premium Finance Contracts (“Contracts”) is reduced by an allowance for losses that are maintained at a level which, in management’s judgment, is adequate to absorb losses inherit in the Contracts. The amount of the allowance is based upon management’s evaluation of the collectability of the Contracts, including the nature of the accounts, credit concentration, trends, historical data, specific impaired Contracts, economic conditions, and other risks inherent in the Contracts. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recovery.

Auditing management's estimate of the allowance for doubtful accounts was highly judgmental as it involved our assessment of the historical data, collections and other inputs used by the Company.

To test the allowance for doubtful accounts, we performed audit procedures that included, among others, evaluating the methodologies used in the determination of allowance for doubtful account and the historical data, collections and other inputs used by the Company as well as the subsequent collections.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2019

Boynton Beach, Florida

March 31, 2021

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$477,289	$345,607
Premium finance contracts and related receivable, net	38,999,926	38,799,374
Prepaid expenses and other current assets	383,908	101,039
TOTAL CURRENT ASSETS	39,861,123	39,246,020

PROPERTY AND EQUIPMENT, NET	81,547	84,861
OPERATING LEASE ASSETS	95,425	204,873

OTHER ASSETS
Cash surrender value of life insurance, net of policy loan	516,306	475,907
Deferred tax asset	260,000	250,000
TOTAL OTHER ASSETS	776,306	725,907

TOTAL ASSETS	$40,814,401	$40,261,661

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit, net	$25,653,473	$26,823,572
Drafts payable	1,870,965	1,287,696
Note payable - current portion	1,886,387	880,576
Note payable - stockholders and related parties - current portion	722,735	930,400
Payroll Protection Program loan - current portion	15,022	—
Operating lease obligation - current portion	39,344	109,448
Accrued expenses and other current liabilities	1,210,260	833,762
TOTAL CURRENT LIABILITIES	31,398,186	30,865,454

LONG-TERM LIABILITIES
Note payable, net of current portion	1,894,785	3,555,030
Note payable - stockholders and related parties, net of current portion	3,525,558	2,666,459
Payroll Protection Program loan, net of current portion	255,978	—
Operating lease obligation, net of current portion	56,081	95,425
TOTAL LONG-TERM LIABILITIES	5,732,402	6,316,914

TOTAL LIABILITIES	37,130,588	37,182,368

COMMITMENTS AND CONTINGENCIES (see Note 15)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 99,000 and 60,000 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	99	60
Common stock, par value $.001 per share; 100 million shares authorized, 2,905,016 and 3,505,016 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	2,905	3,505
Additional paid in capital	2,639,051	2,672,399
Retained earnings	1,041,758	403,329
TOTAL STOCKHOLDERS' EQUITY	3,683,813	3,079,293

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,814,401	$40,261,661

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Operations

For the Years Ended December 31, 2020 and 2019

	For the Year Ended
	December 31,
	2020	2019

REVENUES
Finance charges	$5,263,612	$5,108,910
Late charges	864,423	857,978
Origination fees	306,147	340,068

TOTAL REVENUES	6,434,182	6,306,956

OPERATING COSTS AND EXPENSES

Interest expense	1,702,798	1,905,041
Salaries and wages	1,367,980	1,247,605
Commission expense	842,904	833,559
Bad debts	397,033	535,010
Professional fees	180,552	190,592
Postage expense	122,447	126,679
Insurance expense	165,537	152,080
Other operating expenses	677,237	699,731

TOTAL COSTS AND EXPENSES	5,456,488	5,690,297

INCOME BEFORE INCOME TAXES	977,694	616,659

PROVISION FOR INCOME TAXES	290,289	122,968

NET INCOME	687,405	493,691

PREFERRED SHARE DIVIDENDS	55,802	42,000

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$631,603	$451,691

Net income per share attributable to common stockholders
Basic and Diluted	$0.21	$0.13

Weighted average common shares outstanding
Basic and Diluted	3,052,557	3,505,016

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2018	60,000	$60	3,505,016	$3,505	$2,672,399	$3,785	$2,679,749

Distributions (preferred shares)	—	—	—	—	—	(94,147)	(94,147)
Net Income	—	—	—	—	—	493,691	493,691
BALANCE AT DECEMBER 31, 2019	60,000	$60	3,505,016	$3,505	$2,672,399	$403,329	$3,079,293

Series A Convertible Preferred Stock issued for cash and exchanged for note payable	39,000	39	—	—	389,961	—	390,000
Debt issued to retire stock	—	—	(600,000)	(600)	(479,400)	—	(480,000)
Options and warrants issued for services	—	—	—	—	56,091	—	56,091
Distributions (preferred shares)	—	—	—	—	—	(48,977)	(48,977)
Net Income	—	—	—	—	—	687,405	687,405
BALANCE AT DECEMBER 31, 2020	99,000	$99	2,905,016	$2,905	$2,639,051	$1,041,757	$3,683,812

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	For the Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$687,405	$493,691
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation	25,209	35,749
Amortization of right to use asset operating lease	109,447	112,206
Provision for loss on premium finance contracts	397,033	535,010
Gain on sale of property and equipment	—	(4,000)
Provision for loan receivable - related party	—	29,792
Amortization of loan origination fees	61,649	82,198
Options issued for services	28,891	—
Warrants issued for services	27,200	—
Changes in operating assets and liabilities:
(Increase)/Decrease in premium finance contracts	(597,585)	(5,423,621)
(Increase)/Decrease in prepaid expenses and other current assets	(282,868)	30,630
(Increase)/Decrease in deferred tax asset, net	(10,000)	77,000
Increase/(Decrease) in drafts payable	583,269	(493,913)
Increase/(Decrease) in accounts payable and accrued expenses	376,499	35,441
Increase/(Decrease) in operating lease liability	(109,447)	(112,206)
Net cash provided by (used in) operating activities	1,296,702	(4,602,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made on life insurance policy	(40,399)	(329,092)
Repay loans - related parties	—	94,726
Purchases of property and equipment	(21,895)	(16,345)
Sale of property and equipment	—	4,000
Net cash used in investing activities	(62,294)	(246,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - stockholders and related parties	80,000	165,100
Repayments of notes payable - stockholders and related parties	(12,000)	(12,000)
Proceeds/(Repayments) of line of credit	(1,231,748)	5,251,841
Dividends distributions paid	(48,977)	(94,147)
Proceeds from notes payable - other	150,000	299,682
Repayment of notes payable - other	(631,000)	(493,700)
Proceeds from PPP loan	271,000	—
Proceeds from sale of preferred stock	320,000	—
Net cash (used in) provided by financing activities	(1,102,725)	5,116,776

NET CHANGE IN CASH	131,683	268,042

CASH AT THE BEGINNING OF THE YEAR	345,607	77,565

CASH AT THE END OF THE YEAR	$477,290	$345,607

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2020 and 2019

	For the Years Ended
	December 31,
	2020	2019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$222,946	$65,511
Interest paid	$1,607,576	$1,912,040
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt issued to retire common stock	$480,000	$—
Debt exchanged for Series A convertible preferred stock	$70,000	$—
Acquisition of right to use asset - operating lease	$—	$68,799
Notes receivable offset against notes payable	$—	$156,000

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFH” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.  SPFH issued 100,000 shares of common stock to its founder with a fair value of $100 in exchange for services provided.

Standard Premium Finance Management Corporation (“SPFMC” or the “subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas and Arizona.

On March 22, 2017, SPFH entered into an agreement of share exchange with SPFMC and the shareholders of SPFMC common stock to facilitate the formation of SPFH that will own all of the issued and outstanding shares of SPFMC. The shareholders of SPFMC agreed to exchange SPFMC common stock for newly issued shares of SPFH common stock. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of SPFH with SPFMC as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the Company. We did not recognize goodwill or any intangible assets in connection with the transaction.

The accompanying consolidated financial statements include the accounts of SPFH and its wholly-owned subsidiary SPFMC. SPFH and its subsidiary are collectively referred to as (“the Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Revenue Recognition

Finance charges on insurance premium installment contracts are initially recorded as unearned interest and are credited to income monthly over the term of the finance agreement. For Florida, Georgia, North Carolina and Texas contracts, an initial service fee of $20 per contract and the first month’s interest are recognized as income at the inception of a contract. The same treatment is applied to the $15 initial service fee and first month’s interest in South Carolina. The initial $20 per contract fee can only be charged once to an insured in a twelve-month period. In accordance with industry practice, finance charges are recognized as income using the “Rule of 78s” method of amortizing finance charge income, which does not materially differ from the interest method of amortizing finance charge income on short term receivables. Late charges are recognized as income when charged. Unearned interest is netted against Premium Finance Contracts and Related Receivables on the balance sheet for reporting purposes.

Cash and Cash Equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents at December 31, 2020 and December 31, 2019.

Premium Finance Contracts and Related Receivable

The Company finances insurance premium on policies for the transportation industry and other commercial enterprises. The term of each contract varies from 3 to 12 monthly payments. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant a power of attorney contained in the finance contract. As of December 31, 2020 and December 31, 2019, the amount of unearned premium on open and cancelled contracts totaled $50,994,858 and $50,181,557, respectively. The annual percentage interest rates on new contracts averaged approximately 16% during both years ended December 31, 2020 and 2019.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

2. Summary of Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

The carrying amount of the Premium Finance Contracts (“Contracts”) is reduced by an allowance for losses that are maintained at a level which, in management’s judgment, is adequate to absorb losses inherit in the Contracts. The amount of the allowance is based upon management’s evaluation of the collectability of the Contracts, including the nature of the accounts, credit concentration, trends, and historical data, specific impaired Contracts, economic conditions, and other risks inherent in the Contracts. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recovery.

In addition, specific allowances are established for accounts over 120 days. Individual contracts are written off against the allowance when collection of the individual contracts appears doubtful. The collectability of outstanding and cancelled contracts is generally secured by collateral in the form of the unearned premiums on the underlying policies and accordingly historical losses tend to be relatively small. The collectability of amounts due from agents is determined by the financial strength of the agency.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment 5 - 7 years

Computer equipment and software 3 - 5 years

Leasehold improvements 10 years

Amortization of Loan Origination Costs

Amortization of loan origination costs is computed using the straight-line method over the life of the loan agreement.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in valuation of deferred tax assets, allowance for doubtful accounts and depreciable lives of property and equipment.

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at one bank. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are approximately $545,748 and $722,694 at

December 31, 2020 and 2019, respectively. The Company mitigates this risk by maintaining its cash balances at a high-quality financial institution. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	December 31, 2020	December 31, 2019
Uninsured Balance	$545,748	$722,694
Plus: Insured balances	250,000	250,000
Plus: Balances at other institutions that do not exceed FDIC limit	7,913	3,361
Less: Outstanding checks	(326,372)	(630,448)

Cash per Consolidated Balance Sheet	$477,289	$345,607

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

2. Summary of Significant Accounting Policies (Continued)

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 56% and 53% of the Company’s business activity is with customers located in Florida for 2020 and 2019, respectively. Approximately 21% and 19% of the Company’s business activity is with customers located in Georgia for 2020 and 2019, respectively.  Approximately 10% of the Company’s business activity is with customers located in North Carolina for both 2020 and 2019.  There were no other significant regional, industrial or group concentrations during the years ended December 31, 2020 and 2019.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place net of a policy loan fully repaid during 2019 was $516,306 and $475,907, respectively at December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019 the Company incurred interest expense of $0 and $1,405 respectively in connection with this loan, included in interest expense in the accompanying consolidated statement of operations.

Fair Value of Financial Instruments

The Company’s carrying amounts of financial instruments as defined by Financial Accounting Standards Board (“FASB”) ASC 825, “Disclosures about Fair Value of Financial Instruments”, including finance contract and related receivables, prepaid expenses, drafts payable, accrued expenses and other current liabilities, approximate their fair value due to the relatively short period to maturity for these instruments. The fair value of notes receivable, the line of credit and long-term debt are based on current rates at which the Company could borrow funds with similar remaining maturities and the carrying value approximates fair value.

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of December 31, 2020 and 2019.

Prior to the 2017 merger discussed in Note 1 above, SPFMC filed its tax returns for the year ended December 31, 2016 and the three months ended March 2017, which remain subject to examination by federal and state tax jurisdictions. After the merger of SPFMC and SPFH in March 2017 the two companies filed consolidated tax returns for the nine months ended December 31, 2017 and for the years ended 2018 through 2020, which are also subject to subject to examination by federal and state tax jurisdictions.  No income tax returns are currently under examination by taxing authorities. SPFMC and SPFH recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. SPFMC and SPFH did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2020 and 2019.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

2. Summary of Significant Accounting Policies (Continued)

Earnings per Common Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 - 10, “Earnings Per Share”, which establishes the requirements for presenting earnings per share (“EPS”). FASB ASC Topic No. 260 - 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the years ended December 31, 2020 and 2019, stock options to purchase 187,400 and 0 shares of common stock were outstanding, respectively, as described in Note 12. These stock options vest on March 1, 2022 and are anti-dilutive and not included in the calculation of diluted EPS at December 31, 2020 and 2019.  For the years ended December 31, 2020 and 2019, stock warrants to purchase 800,000 and 0 shares of common stock were outstanding, respectively, as described in Note 12. Although these stock warrants vested immediately, they are not “in-the-money” and are thus anti-dilutive and not included in the calculation of diluted EPS at December 31, 2020 and 2019. The Series A Convertible Preferred Stock can be converted to common stock at 20% of the prevailing market price over the previous 30-day period at the option of the Company.

Leases

The Company recognizes and measures its leases in accordance with ASC Topic 842, “Leases”. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed.  The Company recognizes a lease liability and a right of use (ROU) asset at the commencement date of the lease.  The lease liability is initially and subsequently recognized based on the present value of its future lease payments calculated using the Company’s incremental borrowing rate.

Recent Accounting Pronouncements

There were no recent accounting pronouncements applicable to the Company.

3. Premium Finance Contracts, Related Receivable and Allowance for Doubtful Accounts

Premium Finance Contracts and Related Receivable represent monthly payments due on insurance premium finance contracts. The Company finances insurance policies over periods from three months to one year for businesses and consumers who make an initial down payment of, on average, 25 percent of the insurance policy amounts. The entire amount of the contract is recorded including amounts due for finance charges and services charges. These receivables are reported net of unearned interest for financial statements purposes. Amounts due from agents represent balances related to (1) an agent’s unearned commission due to a policy cancellation and (2) down payments collected by the agents on behalf of the insured, which are due to us. Receivables from insurance premium finance contracts cancelled are due from the insurance companies.

At December 31, 2020 and 2019, premium finance contract and agents’ receivable consists of the following:

Description	2020	2019
Premium finance contract and agents’ receivable at December 31, 2020 and December 31, 2019 are as follows:

Insurance premium finance contracts outstanding	$37,499,416	$36,376,185
Insurance premium finance contracts cancelled	2,627,810	3,433,680
	40,127,226	39,809,865
Amounts due from agents	891,464	951,595
Less: Unearned interest	(1,194,422)	(1,176,554)
	39,824,268	39,584,906
Less: Allowance for doubtful accounts	(824,342)	(785,532)

Total	$38,999,926	$38,799,374

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

3. Premium Finance Contracts, Related Receivable and Allowance for Doubtful Accounts (Continued)

Description	2020	2019
The allowance for doubtful accounts at December 31, 2020 and December 31, 2019 are as follows:

Allowance for premium finance contracts	$650,000	$606,236
Allowance for amounts due from agents	174,342	179,296

Total allowance for doubtful accounts	$824,342	$785,532

Activity in the allowance for doubtful accounts for the year ended December 31, 2020 and December 31, 2019 are as follows:

Balance, at the beginning of the period	$785,532	$992,153
Current year provision	1,086,207	1,135,000
Direct write-downs charged against the allowance	(1,520,947)	(1,533,449)
Recoveries of amounts previously charged off	473,550	191,828

Balance at end of the period	$824,342	$785,532

The Company maintains its allowance at gross amounts, which includes allowances for write-offs of unearned revenues. Provisions and write-offs per the footnote table above are displayed at gross amounts, which include provisions and write-offs of unearned revenues. These write-offs are appropriately split between the principal (i.e. bad debt expense) and interest/fee (i.e. contra-revenue) portions on the income statement. The following table shows a reconciliation between the total provision per the footnote and bad debt expense on the consolidated statement of operations:

	December 31, 2020	December 31, 2019
Total Provision per footnote table	$1,086,207	$1,135,000
Less: Contra-revenues	(689,174)	(599,990)
Bad Debt Expense per the Consolidated Statement of Operations	$397,033	$535,010

4. Property and Equipment, Net

At December 31, 2020 and 2019, the Company’s property and equipment consists of the following:

Property and Equipment	2020	2019

COMPUTER SOFTWARE	$26,207	$25,507
AUTOMOBILE	53,986	59,076
FURNITURE & FIXTURES	14,273	14,273
LEASEHOLD IMPROVEMENTS	116,811	116,811
COMPUTER EQUIPMENT	59,927	54,241

Property and equipment	271,204	269,908

Accumulated depreciation	(189,657)	(185,047)

Property and equipment, net	$81,547	$84,861

The Company recorded depreciation expense of $25,209 and $35,749, respectively for the years ended December 31, 2020 and 2019.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

5. Leases

Office lease – On March 1, 2018, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties.  The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,450 per month and expires in February 2021, including the renewal option. In February 2021, the Company executed a new lease with the same entity (see Note 16).

Secure facility lease – On September 11, 2017, the Company entered into a five (5) year lease for a secure facility located in Miami Florida.  The lease has a no renewal option. The lease is $1,233 per month and expires in August 2022.

Copier lease – On October 14, 2019 the company entered into a copier lease.  The right to use asset and lease liability at inception of the copier lease was $68,799.  The Company used its incremental borrowing rate of 5.25% to determine the present value of the lease payment. The cost of the copier lease is $1,116 per month and expires October 14, 2024 with a one-year renewal option which the Company expects to exercise.

For the years ended December 31, 2020 and 2019, the total operating lease costs was $117,595 and $118,064, respectively.

Supplemental balance sheet information related to leases was as follows:

		December 31,
Operating Leases	Classification	2020	2019
Right-of-use assets	Operating lease assets	$95,425	$204,873

Current lease liability	Operating lease obligation - current portion	39,344	109,448
Non-current lease liability	Operating lease obligation, net of current portion	56,081	95,425
Total lease liabilities		$95,425	$204,873

The weighted average lease terms were as follows:

	December 31,
	2020	2019
Weighted average remaining lease term (years)	3.33	2.98

Maturities of lease liabilities were as follows as of December 31, 2020

2021	$43,089
2022	23,256
2023	13,392
2024	13,392
Thereafter	11,160

Total lease payments	104,289
Less: imputed interest	(8,864)
Present value of lease liabilities	$95,425

As of December 31, 2020 and 2019, operating lease payments includes $26,061 and $100,567, respectively of cost related to options to extend lease terms that are reasonably certain of being exercised.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by the bank as of December 31, 2020 and 2019, on insurance premium finance contracts received by the Company prior to December 31, 2020 and 2019, respectively.  As of December 31, 2020 and 2019, the draft payable balances are $1,870,965 and $1,287,696, respectively.

7. Line of Credit

Relationship with Woodforest National Bank (“WNB”)

On October 5, 2018, the Company entered into an exclusive twenty-four month loan agreement with Woodforest National Bank for a revolving line of credit in the amount of $25,000,000. The Company recorded $164,396 of loan origination costs. On July 30, 2019, the Company’s line of credit was modified to $27,500,000, maturing October 5, 2020. On October 5, 2020, the line of credit maturity date was extended to February 5, 2021.  The interest rate is the 30 day Libor plus 2.75% per annum. The advance rate is 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by the six majority stockholders of the Company.

At December 31, 2019, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and four significant stockholders of the Company. The line of credit bears interest at 30 Day Libor plus 2.75% per annum (4.46% at December 31, 2019). As of December 31, 2019, the amount of principal outstanding on the line of credit was $26,885,221 and is reported on the balance sheet net of $61,649 of unamortized loan origination fees.  Interest expense on this line of credit for 2019 totaled approximately $1,231,000. The Company recorded amortized loan origination fee in 2019 of $82,198.

At December 31, 2020, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and four significant stockholders of the Company. The line of credit bears interest at 30 Day Libor plus 2.75% per annum (3.75% at December 31, 2020). As of December 31, 2020, the amount of principal outstanding on the line of credit was $25,653,473 and is reported on the balance sheet net of $0 of unamortized loan origination fees.  Interest expense on this line of credit for 2020 totaled approximately $1,056,000. The Company recorded amortized loan origination fee in 2020 of $61,649.

The Company’s agreement with the WNB contained certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio.  The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, minimum balances.  Management believes it was in compliance with the applicable debt covenants as of December 31, 2020 and 2019.

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit lender. On this date, the Woodforest loan was paid and terminated. The Company recorded $180,350 of loan origination costs. The interest rate is the 30-day Libor plus 2.85% per annum. The advance rate is 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by the CEO and a member of the Board of Directors.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

8. PPP Loan

On April 18, 2020, the Company entered into a $271,000 loan with its primary lender, under a program administered by the  Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”) approved under the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) (Pub. L. No. 116-136).  The loan matures in two (2) years and accrues interest at 1% from the origination of the loan.  After a 6 month deferral, interest and principal payments are due monthly. The Note is subject to partial or full forgiveness, the terms of which are dictated by the SBA, the CARES Act, section 7(a)(36) of the Small Business Act, all rules and regulations promulgated thereunder including, without limitation, Interim Final Rule RIN 3245-AH34, subsequent SBA guidance, and the Code of Federal Regulations. The payment deferral period was extended until September 18, 2021.

As of December 31, 2020 and December 31, 2019, the balance of the PPP loan is as follows:

	2020	2019
Total PPP loan	$271,000	—
Less current maturities	(15,022)	—
Long-term maturities	$255,978	—

9. Note Payable – Others

At December 31, 2020 and 2019 the balances of long-term unsecured notes to unrelated parties are as follows:

	2020	2019
Total notes payable - Others	$3,781,172	$4,435,606
Less current maturities	(1,886,387)	(880,576)

Long-term maturities	$1,894,785	$3,555,030

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$1,886,387	$880,576
2 years	1,083,849	1,766,821
3 years	137,076	1,004,849
4 years	275,000	170,500
5 years and beyond	398,860	612,859

	$3,781,172	$4,435,605

These are notes payable to individuals.  The notes are interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2025.  The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions within 90 days prior to the expiration date. Interest expense on these notes totaled approximately $265,000 and $292,000 during the year ended December 31, 2020 and 2019.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

10. Note Payable – Stockholders and Related Parties

At December 31, 2020 and 2019, the balances of long-term notes payable to stockholders and related parties are as follows:

	2020	2019
Total notes payable - Related parties	$4,248,293	$3,596,859
Less current maturities	(722,735)	(930,400)

Long-term maturities	$3,525,558	$2,666,459

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$722,735	$930,400
2 years	1,956,158	584,302
3 years	247,000	1,796,157
4 years	1,322,400	247,000
5 years and beyond	—	39,000

	$4,248,293	$3,596,859

These are notes payable to stockholders and related parties.  The notes are interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through November 30, 2024. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions within 90 days prior to the expiration date.  Interest expense on these notes totaled approximately $320,000 and $287,000 during the year ended December 31, 2020 and 2019.

On March 30, 2020, the Company repurchased and retired 600,000 shares of common stock from a significant shareholder. The Company issued a $480,000 note payable in exchange for these shares, which is due four years from the repurchase date bearing 8% interest. The Company retains the right to prepay the note at any time with no prepayment penalty.

11. Income Taxes

The provision for income taxes for the years ended December 31, 2020 and 2019, consisted of the following:

	2020	2019
Statutory rate applied to income before income taxes	$252,050	$151,237
Increase in income taxes results from:
Temporary differences	29,172	(32,090)
Non-deductible expenses	9,067	3,821
Change in valuation allowance	—	—

Income tax expense	$290,289	$122,968

	2020	2019
Income tax benefit at US statutory rate of 21%	21.00%	21.00%
Income tax benefit - state	4.78%	3.63%
Non-deductible expense	3.10%	0.00%
Change in temporary differences	0.81%	-4.69%
Change in valuation allowance	0.00%	0.00%

Income tax expense	29.69%	19.94%

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

11. Income Taxes (Continued)

	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$260,000	$250,000
Operating loss carryforwards	—	—
Gross deferred tax assets	260,000	250,000
Valuation allowance	—	—

Net deferred tax assets	$260,000	$250,000

12. Equity

Preferred Stock

As of December 31, 2020 and 2019, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible preferred stock. In April 2020, 10,000 Series A convertible preferred shares were issued for $100,000 cash. In June 2020, 9,000 Series A convertible preferred shares were issued for $20,000 in cash and exchanged for $70,000 of notes payable for a total of $90,000. In July 2020, 5,000 Series A convertible preferred shares were issued for $50,000 cash.  In August 2020, 15,000 Series A convertible preferred shares were issued for $150,000 cash. As of December 31, 2020 and 2019, 99,000 and 60,000 shares of Series A convertible preferred stock were issued and outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Company shall also have the right to convert any or all of the preferred stock into common stock at a 20% discount to the market price of common shares with written approval of the stockholder.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the years ended December 31, 2020 and 2019, the Board of Directors has declared and paid dividends on the preferred stock of $55,802 and $94,147, respectively. As of December 31, 2020, preferred dividends are in arrears by $17,325 but were declared and paid in January 2021.

Common Stock

As of December 31, 2020 and 2019, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 and 3,505,016 shares, respectively, were issued and outstanding.

On March 30, 2020, the Company repurchased and retired 600,000 shares of common stock from a significant shareholder. The Company issued a $480,000 note payable in exchange for these shares, which is due four years from the repurchase date bearing 8% interest. The Company retains the right to prepay the note at any time with no prepayment penalty.

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Corporation’s common stock.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

12. Equity (Continued)

A summary of information regarding the stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term
Outstanding at December 31, 2019	—	$—
Issued	187,400	0.80
Exercised	—	—
Outstanding at December 31, 2020	187,400	$0.80	11.2 years

The above outstanding options were granted on March 1, 2020, to designated Officers and employees. All of the options have not vested and will vest on March 1, 2022. During the years ended December 31, 2020 and 2019, the Corporation recognized $28,891 and $0, respectively, of stock option expense.

The fair value of the stock option originated in 2020 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Grant Date
(1) dividend yield of	0%
(2) expected volatility of *	50%
(3) risk-free interest rate of	0.89%
(4) expected life of	6 years
(5) estimated fair value	$0.79

* See next page

Stock Warrants

On April 1, 2020, the Company issued 800,000 of previously authorized warrants for the purchase of common stock that are split into two classes of warrants. The 400,000 Class W4 warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. The 400,000 Class W12 warrants are issued at $.001 Par Value and are exercisable at a strike price of $12 for a period of five (5) years. A summary of information regarding the stock options outstanding is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term
Outstanding at December 31, 2019	—	$—
Issued (Class W4)	400,000	4.00
Issued (Class W12)	400,000	12.00
Exercised	—	—
Outstanding at December 31, 2020	800,000	$8.00	4.3 years

The above outstanding warrants were issued on April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $27,200 on the grant date. The warrants vested immediately. During the years December 31, 2020 and 2019, the Corporation recognized $27,200 and $0, respectively, of stock warrant expense.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

12. Equity (Continued)

The fair value of the stock warrants originated in 2020 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Grant Date
(1) dividend yield of	0%
(2) expected volatility of *	50%
(3) risk-free interest rate of	0.37%
(4) expected life of	5 years
(5) estimated fair value	$0.79

* Expected volatility is calculated using the historical volatility of other companies within the industry

COVID-19

In the early months of 2020, the novel coronavirus COVID-19 became a worldwide pandemic. It is impossible to predict the effect of the continued spread of the coronavirus. Should the coronavirus continue to spread or not be contained where there are current outbreaks, our business, financial condition, and results of operations could be negatively impacted. The Company has not seen any material changes to its results of operations due to COVID-19. Furthermore, the Company efficiently rolled out a “work-from-home” policy, purchasing and re-locating equipment to allow employees to safely continue their work.

13. Employee Benefit Plan

The Company maintains a qualified retirement profit sharing plan, which covers substantially all employees. Employees ratably vest in the plan over six years and the Company’s contributions to the plan are discretionary. A plan contribution of $50,000 and $36,000 was made for the year ended December 31, 2020 and 2019, respectively.

14. Related Party Transactions

The Company has engaged in transactions with related parties primarily shareholders, officers and directors and their relatives that involve financing activities and services to the Company. The following discussion summarizes its activities with related parties.

Office lease

As discussed in Note 5, the Company entered into a five-year lease for its office space in Miami, FL with a entity that is controlled by our CEO and related parties.  The Company leases approximately 3,000 square feet of office space.

Line of credit

As discussed in Note 7, the Company secured its primary financing in part through the assistance of our CEO and a member of the Board of Directors who guaranteed the loan to the financial institution. The line of credit with Woodforest National Bank was initiated at $25,000,000 and was increased to $27,500,000 in July 2019. In February 2021, a new line of credit with First Horizon Bank guaranteed by these individuals was initiated at $35,000,000.

Notes Payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of December 31, 2020 and 2019, the amounts advanced were $4,248,293 and $3,596,859, respectively.

Common Stock

As discussed in Note 12, on March 30, 2020, the Company repurchased and retired 600,000 shares of common stock from a significant shareholder. The Company issued a $480,000 note payable in exchange for these shares, which is due four years from the repurchase date bearing 8% interest. The Company retains the right to prepay the note at any time with no prepayment penalty.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

14. Related Party Transactions (continued)

Stock Options

As discussed in Note 12, on March 1, 2020, the Company issued 187,400 stock options, of which 167,400 stock options were issued to officers and directors under the terms of the 2019 Equity Incentive Plan. The impact on future earnings from this transaction is a total of $69,338, which will be amortized over 24 months at a rate of $2,889 per month. This transaction will also increase additional paid in capital over the same period at the same rate.

Stock Warrants

As discussed in Note 12, on April 1, 2020, the Company issued 800,000 stock warrants, of which 800,000 stock warrants were issued to officers, directors, and a related party. The impact on current earnings from this transaction is a total of $27,200, which was expensed immediately as the warrants vested immediately on grant date. This transaction also increased additional paid-in capital by the same amount.

15. Commitments and Contingencies

From time-to-time, we may be involved in litigation or be subject to claims arising out of our operations or content appearing on our websites in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors.

16. Subsequent Events

In January 2021, the Company issued $112,917 of notes payable (others) and issued $50,000 of notes payable (stockholders and related party). In February 2021, the Company issued $419,048 of notes payable (others).

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit lender. On this date, the Woodforest loan was paid and terminated. The Company recorded $180,350 of loan origination costs. The interest rate is the 30 day Libor plus 2.85% per annum. The advance rate is 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by the CEO and a member of the Board of Directors.

In January 2021, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $17,325.

In March 2021, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2023 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335.