Form 10-Q
period 2021-03-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2021-05-10
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File No. 000-56243

STANDARD PREMIUM FINANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	81-2624094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13590 SW 134 th Avenue, Suite 214, Miami, FL 33186

(Address of principal executive offices and Zip Code)

305-232-2752

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 2,905,016 shares of common stock issued and outstanding as of May 10, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, our potential future business acquisitions, future economic performance, operating income and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan,” “would,” “could,” “can,” “may,” and similar terms. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Part II. “Item 1A. Risk Factors” in this Quarterly Report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

STANDARD PREMIUM FINANCE HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$405,899	$477,289
Premium finance contracts and related receivable, net	43,436,791	38,999,926
Prepaid expenses and other current assets	480,098	383,908
TOTAL CURRENT ASSETS	44,322,788	39,861,123

PROPERTY AND EQUIPMENT, NET	99,555	81,547
OPERATING LEASE ASSETS	302,892	95,425

OTHER ASSETS
Cash surrender value of life insurance, net of policy loan	523,402	516,306
Deferred tax asset	276,635	260,000
TOTAL OTHER ASSETS	800,037	776,306

TOTAL ASSETS	$45,525,272	$40,814,401

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit, net	$29,083,158	$25,653,473
Drafts payable	2,036,490	1,870,965
Note payable - current portion	1,446,708	1,886,387
Note payable - stockholders and related parties - current portion	465,417	722,735
Payroll Protection Program loan - current portion	—	15,022
Operating lease obligation - current portion	99,237	39,344
Accrued expenses and other current liabilities	1,364,894	1,210,261
TOTAL CURRENT LIABILITIES	34,495,904	31,398,187

LONG-TERM LIABILITIES
Note payable, net of current portion	2,516,429	1,894,785
Note payable - stockholders and related parties, net of current portion	4,182,876	3,525,558
Payroll Protection Program loan, net of current portion	271,000	255,978
Operating lease obligation, net of current portion	203,655	56,081
TOTAL LONG-TERM LIABILITIES	7,173,960	5,732,402

TOTAL LIABILITIES	41,669,864	37,130,589

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 99,000 and 99,000 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	99	99
Common stock, par value $0.001 per share; 100 million shares authorized, 2,905,016 and 2,905,016 shares issued and outstanding March 31, 2021 and December 31, 2020, respectively	2,905	2,905
Additional paid in capital	2,647,718	2,639,051
Retained earnings	1,204,686	1,041,757
TOTAL STOCKHOLDERS' EQUITY	3,855,408	3,683,812

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,525,272	$40,814,401

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
REVENUES
Finance charges	$1,395,581	$1,267,933
Late charges	217,091	220,463
Origination fees	99,232	75,870

TOTAL REVENUES	1,711,904	1,564,266

OPERATING COSTS AND EXPENSES

Interest expense	394,824	448,839
Salaries and wages	332,123	321,074
Commission expense	251,339	189,712
Bad debts	177,053	146,393
Professional fees	51,597	19,713
Postage expense	24,688	30,820
Insurance expense	46,171	40,394
Other operating expenses	176,912	178,971

TOTAL COSTS AND EXPENSES	1,454,707	1,375,916

INCOME BEFORE INCOME TAXES	257,197	188,350

PROVISION (BENEFIT) FOR INCOME TAXES	76,943	37,042

NET INCOME	180,254	151,308

PREFERRED SHARE DIVIDENDS	17,325	10,500

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$162,929	$140,808

Net income per share attributable to common shareholders
Basic and Diluted	$0.06	$0.04

Weighted average common shares outstanding
Basic and Diluted	2,905,016	3,498,423

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2019	60,000	$60	3,505,016	$3,505	$2,672,399	$403,329	$3,079,293

Debt issued to retire stock			(600,000)	(600)	(479,400)		(480,000)
Options issued for services					2,889		2,889
Distributions (preferred shares)	-					(10,500)	(10,500)
Net income						151,308	151,308
BALANCE AT MARCH 31, 2020 (unaudited)	60,000	$60	2,905,016	$2,905	$2,195,888	$544,137	$2,742,990

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2020	99,000	$99	2,905,016	$2,905	$2,639,051	$1,041,757	$3,683,812
			--
Options issued for services					8,667		8,667
Distributions (preferred shares)	-					(17,325)	(17,325)
Net income						180,254	180,254
BALANCE AT MARCH 31, 2021 (unaudited)	99,000	$99	2,905,016	$2,905	$2,647,718	$1,204,686	$3,855,408

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$180,254	$151,308
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOW USED IN OPERATING ACTIVITIES:
Depreciation	7,873	6,080
Amortization of right to use asset - operating lease	27,868	30,016
Bad debt expense	177,053	146,393
Amortization of loan origination fees	25,238	20,549
Options issued for services	8,667	2,889
Changes in operating assets and liabilities:
(Increase)/Decrease in premium finance contracts	(4,613,918)	(1,712,430)
(Increase)/Decrease in prepaid expenses and other current assets	(96,190)	(93,637)
(Increase)/Decrease in deferred tax asset, net	(16,635)	10,000
Increase/(Decrease) in drafts payable	165,525	195,024
Increase/(Decrease) in accounts payable and accrued expenses	154,633	295,442
Increase/(Decrease) in operating lease liability	(27,868)	(30,016)
Net cash used in operating activities	(4,007,500)	(978,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made on life insurance policy	(7,096)	(5,687)
Purchases of property and equipment	(25,881)	(1,730)
Net cash used in investing activities	(32,977)	(7,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	133,929
Proceeds from notes payable - stockholders and related parties	400,000	—
Proceeds/(Repayments) of line of credit	3,404,447	602,913
Dividend distributions paid	(17,325)	(10,500)
Proceeds from notes payable - other	181,965	—
Repayment of notes payable - other	—	(80,000)
Net cash provided by financing activities	3,969,087	646,342

NET CHANGE IN CASH	(71,390)	(339,457)

CASH AT THE BEGINNING OF THE PERIOD	477,289	345,607

CASH AT THE END OF THE PERIOD	$405,899	$6,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$3,220	$—
Interest paid	$346,035	$428,290
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt issued to retire common stock	$—	$480,000
Operating lease asset obtained in exchange for operating lease liability	$235,335	$—

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

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

The accompanying condensed consolidated financial statements include the accounts of SPFH and its wholly-owned subsidiary SPFMC. SPFH and its subsidiary are collectively referred to as (“the Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements (unaudited), which include the accounts of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2020.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary for the fiscal year ended December 31, 2020, have been omitted.

Cash and Cash Equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents at March 31, 2021 and December 31, 2020.

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled to in exchange for these services. For the services where the Company’s performance obligation is satisfied at a point in time and for which there is no ongoing obligation, revenue is recognized upon delivery. For the services where the Company satisfies its performance obligation over time as the service is being transferred to the customer, revenue is generally recognized using the output method as the services are delivered.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Premium Finance Contracts and Related Receivable

The Company finances insurance premium on policies for the transportation industry and other commercial enterprises. The term of each contract varies from 3 to 12 monthly payments. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant a power of attorney contained in the finance contract. As of March 31, 2021 and December 31, 2020, the amount of unearned premium on open and cancelled contracts totaled $56,860,462 and $50,994,858, respectively. The annual percentage interest rates on new contracts averaged approximately 16% during three months ended March 31, 2021 and 2020.

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in valuation of deferred tax assets, allowance for doubtful accounts, depreciable lives of property and equipment, and valuation of stock-based compensation.

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at three banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $240,624 and $545,748 at March 31, 2021 and December 31, 2020, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the balance sheet:

	March 31, 2021 (unaudited)	December 31, 2020
Uninsured Balance	$240,624	$545,748
Plus: Insured balances	250,000	250,000
Plus: Balances at other institutions that do not exceed FDIC limit	180,316	7,913
Less: Outstanding checks	(265,041)	(326,372)

Cash per Consolidated Balance Sheet	$405,899	$477,289

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

Approximately 52% and 56% of the Company’s business activity is with customers located in Florida for both 2021 and 2020, respectively. Approximately 23% and 19% of the Company’s business activity is with customers located in Georgia for 2021 and 2020, respectively. Approximately 13% and 10% of the Company's business activity is with customers located in North Carolina for 2021 and 2020, respectively. There were no other significant regional, industrial or group concentrations during the three months ended March 31, 2021 and 2020.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place at March 31, 2021 and December 31, 2020 was $523,402 and $516,306, respectively.

Fair Value of Financial Instruments

The Company’s carrying amounts of financial instruments as defined by Financial Accounting Standards Board (“FASB”) ASC 825, “Disclosures about Fair Value of Financial Instruments”, including finance contract and related receivables, prepaid expenses, drafts payable, accrued expenses and other current liabilities, approximate their fair value due to the relatively short period to maturity for these instruments. The fair value of the line of credit and long-term debt are based on current rates at which the Company could borrow funds with similar remaining maturities and the carrying value approximates fair value.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of March 31, 2021.

Tax returns are open to examination by taxing authorities for three years after filing. No income tax returns are currently under examination by taxing authorities. SPFMC and SPFH recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. SPFMC and SPFH did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2020.

Earnings per Common Share

The Corporation accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 - 10, “Earnings Per Share”, which establishes the requirements for presenting earnings per share (“EPS”). FASB ASC Topic No. 260 - 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

For both the three months ended March 31, 2021 and 2020, stock options to purchase 187,400 shares of common stock were outstanding as described in Note 11. 93,700 of these options vested on March 1, 2021 and the remaining 93,700 stock options vest on March 1, 2022. The stock options are anti-dilutive and not included in the calculation of diluted EPS at March 31, 2021 and 2020. For the three months ended March 31, 2021 and 2020, stock warrants to purchase 800,000 and 0 shares of common stock were outstanding, respectively, as described in Note 11. Although these stock warrants vested immediately, they are not “in-the-money” and are thus anti-dilutive and not included in the calculation of diluted EPS at March 31, 2021 and 2020. The Series A Convertible Preferred Stock can be converted to common stock at 20% of the prevailing market price over the previous 30-day period at the option of the Company.

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Doubtful Accounts (Continued)

Premium finance contract and agents’ receivable at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31,
Description	(unaudited)	2020

Insurance premium finance contracts outstanding	$42,162,604	$37,499,416
Insurance premium finance contracts cancelled	2,646,173	2,627,810
Insurance Premium finance contracts gross	44,808,777	40,127,226
Amounts due from agents	1,002,275	891,464
Less: Unearned interest	(1,405,904)	(1,194,422)
Insurance premium finance contracts net	44,405,148	39,824,268
Less: Allowance for doubtful accounts	(968,357)	(824,342)

Total	$43,436,791	$38,999,926

The allowance for doubtful accounts at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021 (unaudited)	December 31, 2020

Allowance for premium finance contracts	$765,238	$650,000
Allowance for amounts due from agents	203,119	174,342

Total allowance for doubtful accounts	$968,357	$824,342

Activity in the allowance for doubtful accounts for the three months ended March 31, 2021 and the year ended December 31, 2020 are as follows:

	March 31, 2021 (unaudited)	December 31, 2020

Balance, at the beginning of the period	$824,342	$785,532
Current year provision	288,777	1,086,207
Direct write-downs charged against the allowance	(197,266)	(1,520,947)
Recoveries of amounts previously charged off	52,504	473,550

Balance at end of the period	$968,357	$824,342

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

	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Total Provision per footnote table	$288,777	$340,000
Less: Contra-revenues	(111,724)	(193,607)
Bad Debt Expense per the Consolidated Statement of Operations	$177,053	$146,393

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	March 31, 2020
	(unaudited)	December 31, 2020

Computer Software	$26,207	$26,207
Automobile	79,867	53,986
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	59,927	59,927
Property and equipment	297,085	271,204
Accumulated depreciation	(197,530)	(189,657)

Property and equipment, net	$99,555	$81,547

The Company recorded depreciation expense of $7,873 and $6,080, respectively for the three months ended March 31, 2021 and 2020.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. In March 2021, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2023 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335. The Company used its incremental borrowing rate of 5.25% for all operating leases as of March 31, 2021 and December 31, 2020.

Supplemental balance sheet information related to leases is as follows:

		March 31,	December 31,
Operating Leases	Classification	2021	2020
		(unaudited)
Right-of-use assets	Operating lease assets	$302,892	$95,425

Current lease liability	Current operating lease liability	99,237	39,344
Non-current lease liability	Long-term operating lease liability	203,655	56,081
Total lease liabilities		$302,892	$95,425

The weighted-average remaining lease term was 3.12 years and 3.33 years as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, the total lease cost was $28,997 and $29,400, respectively.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by the bank as of the reporting date, on insurance premium finance contracts received by the Company prior to the reporting date. As of March 31, 2021 and December 31, 2020, the draft payable balances are $2,036,490 and $1,870,965, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

7. Line of Credit

Relationship with Woodforest National Bank (“WNB”)

On October 5, 2018, the Company entered into an exclusive twenty-four month loan agreement with Woodforest National Bank for a revolving line of credit in the amount of $25,000,000. The Company recorded $164,396 of loan origination costs. On July 30, 2019, the Company’s line of credit was modified to $27,500,000, maturing October 5, 2020. On October 5, 2020, the Company’s line of credit was extended to a maturity date of January 5, 2021.

At December 31, 2020, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and four significant stockholders of the Company. The line of credit bears interest at 30 Day Libor plus 2.75% per annum (3.75% at December 31, 2020). As of December 31, 2020, the amount of principal outstanding on the line of credit was $25,653,473 and is reported on the consolidated balance sheet net of $0 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended March 31, 2021 and 2020 totaled approximately $86,000 and $287,000, respectively. The Company recorded amortized loan origination fee for the three months ended March 31, 2021 and 2020 of $0 and $20,549, respectively. This line of credit was fully paid off on February 3, 2021 (see below).

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit with WNB. On this date, the line of credit with WNB was fully repaid and terminated. The Company recorded $180,350 of loan origination costs.

At March 31, 2021, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and a member of the Board of Directors of the Company. The line of credit bears interest at 30 Day Libor plus 2.85% per annum (3.35% at March 31, 2021). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30 day Libor falls below 0.50%. For the three months ended March 31, 2021, the minimum rate of 3.35% was in effect. As of March 31, 2021, the amount of principal outstanding on the line of credit was $29,238,270 and is reported on the consolidated balance sheet net of $155,112 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended March 31, 2021 totaled approximately $144,000. The Company recorded amortized loan origination fee for three months ended March 31, 2021 of $25,238.

The Company’s agreements with WNB and FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, minimum balances. Management believes it was in compliance with the applicable debt covenants as of March 31, 2021 and December 31, 2020.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

8. PPP Loan

On April 18, 2020, the Company entered into a $271,000 loan with its primary lender, under a program administered by the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”) approved under the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) (Pub. L. No. 116-136). The loan matures in two (2) years and accrues interest at 1% from the origination of the loan. After a 6 month deferral, interest and principal payments are due monthly. The Note is subject to partial or full forgiveness, the terms of which are dictated by the SBA, the CARES Act, section 7(a)(36) of the Small Business Act, all rules and regulations promulgated thereunder including, without limitation, Interim Final Rule RIN 3245-AH34, subsequent SBA guidance, and the Code of Federal Regulations. The payment deferral period was extended until September 18, 2021. In September 2020, the Company applied for forgiveness of the PPP loan, which is still under examination by the SBA.

As of March 31, 2021 and December 31, 2020, the balance of the PPP loan is as follows:

	March 31, 2021 (unaudited)	December 31, 2020
Total PPP loan	$271,000	$271,000
Less current maturities	—	(15,022)
Total	$271,000	$255,978

9. Note Payable – Others

At March 31, 2021 and December 31, 2020, the balances of long-term unsecured notes to unrelated parties are as follows:

	March 31, 2021
	(unaudited)	December 31, 2020
Total notes payable - Others	$3,963,137	$3,781,172
Less current maturities	(1,446,708)	(1,886,387)

Long-term maturities	$2,516,429	$1,894,785

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2025. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $63,000 and $71,000 during the three months ended March 31, 2021 and 2020, respectively. The Company received proceeds on these notes of $181,965 and $0 for the three months ended March 31, 2021 and 2020, respectively. The Company repaid principal on these notes of $0 and $80,000 for the three months ended March 31, 2021 and 2020, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

10. Note Payable – Stockholders and Related Parties

At March 31, 2021 and December 31, 2020, the balances of long-term notes payable to stockholders and related parties are as follows:

	March 31, 2021
	(unaudited)	December 31, 2020
Total notes payable - Related parties	4,648,293	4,248,293
Less current maturities	(465,417)	(722,735)

Long-term maturities	$4,182,876	$3,525,558

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through June 30, 2025. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $88,000 and $76,000 during the three months ended March 31, 2021 and 2020, respectively. The Company received proceeds on these notes of $400,000 and $0 for the three months ended March 31, 2021 and 2020, respectively. The Company repaid principal on these notes of $0 for both the three months ended March 31, 2021 and 2020.

On March 30, 2020, the Company repurchased and retired 600,000 shares of common stock from a significant shareholder. The Company issued a $480,000 note payable in exchange for these shares, which is due four years from the repurchase date bearing 8% interest. The Company retains the right to prepay the note at any time with no prepayment penalty.

11. Equity

Preferred Stock

As of March 31, 2021, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 99,000 shares had been issued and are outstanding.

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

11. Equity (Continued)

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended March 31, 2021 and 2020, the Board of Directors has declared and paid dividends on the preferred stock of $17,325 and $10,500, respectively. As of March 31, 2021 and December 31, 2020, preferred dividends are in arrears by $17,325 and $17,325, respectively. December 31, 2019 dividends in arrears were declared and paid in January 2020. March 31, 2020 dividends in arrears were declared and paid in April 2020. June 30, 2020 dividends in arrears were declared and paid in July 2020. September 30, 2020 dividends in arrears were declared and paid in October 2020. December 31, 2020 dividends in arrears were declared and paid in January 2021. March 31, 2021 dividends in arrears were declared and paid in April 2021.

Common Stock

As of both March 31, 2021 and December 31, 2020, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

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

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	187,400	$0.80
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2021	187,400	$0.80	10.9 years
Exercisable at March 31, 2021	93,700

The above outstanding options were granted on March 1, 2020, to designated Officers and employees. Half of the options vested on March 1, 2021 and the other half will vest on March 1, 2022. During the three months ended March 31, 2021 and 2020, the Corporation recognized $8,667 and $2,889, respectively, of stock option expense.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

11. Equity (Continued)

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	800,000	$8.00
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2021	800,000	$8.00	4.0 years
Exercisable at March 31, 2021	800,000

12. Related Party Transactions

The Company has engaged in transactions with related parties primarily shareholders, officers and directors and their relatives that involve financing activities and services to the Company. The following discussion summarizes its activities with related parties.

Office lease

The Company entered a three-year lease for its office space in Miami, FL with an entity that is controlled by our CEO and related parties. The Company leases approximately 3,000 square feet of office space. Rent of $7,451 is paid monthly. The lease contract expires in February 2024.

Line of credit

As discussed in Note 7, the Company secured its primary financing in part through the assistance of our CEO and a significant shareholder who guaranteed the loan to the financial institution. The current line of credit with First Horizon Bank was initiated at $35,000,000.

Notes payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of March 31, 2021 and December 31, 2020, the amounts advanced were $4,648,293 and $4,248,293, respectively.

Common Stock

As discussed in Note 11, on March 30, 2020, the Company repurchased and retired 600,000 shares of common stock from a significant shareholder. The Company issued a $480,000 note payable in exchange for these shares, which is due four years from the repurchase date bearing 8% interest. The Company retains the right to prepay the note at any time with no prepayment penalty.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

12. Related Party Transactions (Continued)

Stock Options

As discussed in Note 11, on March 1, 2020, the Company issued 187,400 stock options, of which 167,400 stock options were issued to officers and directors under the terms of the 2019 Equity Incentive Plan. The impact on future earnings from this transaction is a total of $69,338, which will be amortized over 24 months at a rate of $2,889 per month. This transaction will also increase additional paid in capital over the same period at the same rate.

Stock Warrants

As discussed in Note 11, on April 1, 2020, the Company issued 800,000 stock warrants, of which 800,000 stock warrants were issued to officers, directors, and a related party.

13. Commitments and Contingencies

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

14. Subsequent Events

In April 2021, the Company issued $250,000 of notes payable (others).

In April 2021, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $17,325.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s main source of funding is its line of credit, which represented approximately 64% ($29,083,158) of its capital as of March 31, 2021. This line of credit was replaced with a new lender, First Horizon Bank, on February 3, 2021. As of March 31, 2021, the Company’s subordinated notes payable represented approximately 19% ($8,611,430) of the Company’s capital, operating liabilities provide approximately 8% ($3,704,276) of the Company’s capital, preferred equity provides approximately 2% ($990,000) of the Company’s capital, the PPP loan represents approximately 1% ($271,000) of the Company’s capital, and equity in retained earnings and common paid-in capital represents the remaining 6% ($2,865,408) of the Company’s capital structure.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Gross Revenue	$1,711,904	$1,564,266
Originations	$27,429,500	$23,756,326
Interest Earned Rate	16%	16%
Cost of Funds Rate	3.21%	3.65%
Reserve Ratio	1.77%	1.44%
Provision Rate	1.44%	1.89%
Return on Assets	1.51%	1.38%
Return on Equity	23.45%	24.37%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2021 Compared to the Three Months ended March 31. 2020

Revenue

Revenue increased by 9.4% overall or $147,638 to $1,711,904 for the three months ended March 31, 2021 from $1,564,266 for the three months ended March 31, 2020. The increase in revenue was primarily due to a 10.1% or $127,648 increase in finance charges and a 30.8% or $23,362 increase in revenue from origination charges. Revenue from finance charges comprised 81.5% and 81.1% of overall revenue for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the company financed an additional $3,673,174 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. In conjunction with the increased amounts financed, the Company also increased the quantity of loan originations by 1,027 new loans for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity generate additional sales. Throughout 2020, the Company experienced a constraint on loan originations as it pushed near the limit of its previous $27,500,000 line of credit. In February 2021, the Company executed a $35,000,000 line of credit with a new lender, terminating the previous line of credit. The additional availability on our line of credit was an essential driver to our increased originations during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 5.7% or $78,791 to $1,454,707 for the three months ended March 31, 2021 from $1,375,916 for the three months ended March 31, 2020.

The increase in expenses was primarily due to increases in the following categories:

●	$61,627 increase in commission expense as a result of an increase in loan originations. Commission expense is correlated with the dollar amount and quantity of loan originations. Since the Company experienced an increase in originations during the three months ended March 31, 2021 as compared to March 31, 2020, a related increase in commissions is expected.
●	$31,884 increase in professional fees primarily because of legal and audit fees related to closing the new line of credit with First Horizon Bank.
●	$30,660 increase in bad debt expense as a result of maintaining the allowance for doubtful accounts in line with the balance in accounts receivable from increased new loan originations.

The increases in expenses was primarily offset by a decrease in the following category:

●	$54,015 decrease in interest expense as a result of a reduction in the line of credit interest rate. Despite the increase in borrowings on the line of credit of $3,429,685, an increase of 13.4%, for the three months ended March 31, 2021 over the three months ended March 31, 2020, interest expense decreased by 12.0% over the same period. This is the result of a significant reduction in the 30-day LIBOR rate used in calculating the Company’s interest on the line of credit during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, thus greatly reducing the cost of funds. Furthermore, the Company’s new line of credit with First Horizon Bank has a lower minimum rate, which the Company has benefited from for the first quarter of 2021. See Liquidity and Capital Resources for more information on the new line of credit.

Net Income before Taxes

Net Income before taxes increased by $68,847 to $257,197 for the three months ended March 31, 2021 from $188,350 for the three months ended March 31, 2020. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $39,901 to $76,943 for the three months ended March 31, 2021 from $37,042 for the three months ended March 31, 2020. This increase was primarily attributable to the increase in taxable income.

Net Income

Net Income increased by $28,946 to $180,254 for the three months ended March 31, 2021 from $151,308 for the three months ended March 31, 2020. This increase was attributable to the $68,847 increase in income before taxes related to increased business activity, partially offset by the $39,901 increase in the provision for income taxes related to increased taxable income.

Comparison of Cash Flows for the Three Months Ended March 31, 2021 and March 31, 2020

Cash Flows from Operating Activities

We used $4,007,500 of cash in our operating activities in 2021 compared to $978,382 used in our operating activities in 2020. The increase in cash used of $3,029,118 was primarily due to a $3,098,836 increase of cash used to support working capital components partially offset by a $69,718 increase of net income as adjusted for noncash items.

The $3,098,836 increase of cash used to support working capital components was primarily due to a $2,901,488 decrease in the change in premium finance contracts, and a $140,809 decrease in the change in accounts payable and accrued expenses. These are natural fluctuations in operating accounts that occur during the normal course of business. The Company expects net cash outflows from operations during periods of growth. As discussed in the Revenues section, although the Company was able to continue to grow in 2020, the Company was effectively constrained by the limit of its previous line of credit agreement. During 2021, the Company has utilized its increased availability on its line of credit leading to the large increase in premium finance contracts receivable.

The $69,718 increase of cash from net earnings as adjusted by noncash items resulted primarily from an $28,946 increase in net income and a $30,660 increase in bad debt expense. As the Company grew its receivables portfolio in 2021, bad debt expense increased to adjust the allowance accordingly.

Cash Flows from Investing Activities

We used $32,977 of cash in our investing activities in 2021 compared to $7,417 in cash used in 2020. The increase in cash used of $25,560 is due primarily to increases in the purchases of property and equipment of $24,151. In 2021, the Company purchased a new vehicle used by a marketing representative to service the Florida market, which is being depreciated over five years.

Cash Flows from Financing Activities

We received $3,969,087 of cash provided by our financing activities in 2021 compared to $646,342 provided by financing activities in 2020. The increase in funds provided of $3,322,745 is due primarily to an increase in proceeds from the line of credit of $2,801,534, an increase in proceeds from notes payable – related parties of $400,000, and an increase in proceeds of notes payable – others of $181,965. These were partially offset by a decrease in cash overdraft of $133,929. As discussed in the Revenues and Liquidity and Capital Resources sections, in 2020, the Company was limited in the amounts it could draw from its line of credit, due to reaching maximum availability throughout the year. In 2021, the Company utilized its increased line of credit to finance its increased premium finance contracts receivable. In conjunction with the new line of credit, the Company was required to increase its subordinated debt, which accounts for the increases in proceeds from notes payable – related parties and notes payable – others.

LIQUIDITY and CAPITAL RESOURCES as of March 31, 2021

We had $405,899 cash and a working capital surplus of $9,826,884 at March 31, 2021. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. The terms of the new line of credit are generally more favorable than the previous line of credit, including an interest rate based on the 30-day LIBOR rate plus 2.85% with a minimum rate of 3.35%. The previous, terminated line of credit had an interest rate based on the 30-day LIBOR rate plus 2.75% with a minimum rate of 3.75%. The Company believes that the interest rate will be based on the minimum rate for the entire term of the line of credit, which will lead to savings on interest expense over the term of the deal, though the Company cannot guarantee the minimum rate will be employed for the term of the loan. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due for at least the next 12 months.

During the three months ended March 31, 2021, the Company raised an additional $400,000 in subordinated notes payable – related parties and $181,965 in subordinated notes payable – others. A requirement of the new line of credit was an increase in our subordinated debt to provide additional collateral to the bank. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

In April 2020, the Company received a $271,000 loan through the PPP program with the Small Business Administration. The Company proudly applied 100% of the proceeds of the loan to its main purpose of keeping their staff employed at the same level as before the COVID-19 pandemic. The Company maintained the same level of employment throughout 2020 and 2021 with support from the PPP loan. As the Company used the proceeds of the loan on forgivable expenses, i.e. company payroll, the Company expects the loan to be fully forgiven. The Company applied for loan forgiveness in September 2020 and awaits a response from the SBA and the Company’s bank which facilitated the loan.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, the larger line of credit is paramount to fueling this growth. By securing its larger line of credit, the Company can expect to satisfy the cash requirements anticipated by its future growth, Coinciding with these goals, in February 2021, the Company entered into a contract with a new lender for a two-year $35,000,000 line of credit.

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

Allowance for premium finance contract receivable losses

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (“2020 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended March 31, 2021, there have been no material changes in our risk factors disclosed in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	By-laws of Registrant. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K filed on March 30, 2021)
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(a)*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(b)*	Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*	Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)

10.6	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020. (Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.8	Credit and Guaranty Agreement dated October 5, 2018 between Standard Premium Finance Management Corporation and Woodforest National Bank. (Incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.9	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant's Form 10-K filed on March 30, 2021)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

_______________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2021

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bobby Story
Bobby Story
Chief Financial Officer (Principal Financial Officer)

