Form 10-Q
period 2021-06-30
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2021-08-13
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

There were 2,905,016 shares of common stock issued and outstanding as of August 9, 2021.

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

STANDARD PREMIUM FINANCE HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,030	$477,289
Premium finance contracts and related receivable, net	47,495,180	38,999,926
Prepaid expenses and other current assets	343,595	383,908
TOTAL CURRENT ASSETS	47,855,805	39,861,123

PROPERTY AND EQUIPMENT, NET	98,872	81,547
OPERATING LEASE ASSETS	278,568	95,425

OTHER ASSETS
Cash surrender value of life insurance, net of policy loan	530,694	516,306
Deferred tax asset	327,000	260,000
TOTAL OTHER ASSETS	857,694	776,306

TOTAL ASSETS	$49,090,939	$40,814,401

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit, net	$31,883,875	$25,653,473
Drafts payable	2,267,799	1,870,965
Note payable - current portion	1,465,707	1,886,387
Note payable - stockholders and related parties - current portion	983,092	722,735
Payroll Protection Program loan - current portion	—	15,022
Operating lease obligation - current portion	107,005	39,344
Accrued expenses and other current liabilities	1,481,270	1,210,261
TOTAL CURRENT LIABILITIES	38,188,748	31,398,187

LONG-TERM LIABILITIES
Note payable, net of current portion	2,747,429	1,894,785
Note payable - stockholders and related parties, net of current portion	3,700,201	3,525,558
Payroll Protection Program loan, net of current portion	271,000	255,978
Operating lease obligation, net of current portion	171,563	56,081
TOTAL LONG-TERM LIABILITIES	6,890,193	5,732,402

TOTAL LIABILITIES	45,078,941	37,130,589

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 99,000 and 99,000 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	99	99
Common stock, par value $.001 per share; 100 million shares authorized, 2,905,016 and 2,905,016 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,905	2,905

Additional paid in capital	2,665,660	2,639,051
Retained earnings	1,343,334	1,041,757
TOTAL STOCKHOLDERS' EQUITY	4,011,998	3,683,812

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,090,939	$40,814,401

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES
Finance charges	$1,575,461	$1,302,577	$2,971,042	$2,570,510
Late charges	239,717	230,652	456,808	451,115
Origination fees	107,649	84,384	206,881	160,254

TOTAL REVENUES	1,922,827	1,617,613	3,634,731	3,181,879

OPERATING COSTS AND EXPENSES

Interest expense	455,647	422,602	850,471	871,441
Salaries and wages	373,442	370,208	705,565	691,282
Commission expense	287,687	227,895	539,026	417,607
Bad debts	186,992	163,252	364,045	309,645
Professional fees	133,285	66,676	184,882	86,389
Postage expense	27,472	33,771	52,160	64,591
Insurance expense	49,539	42,968	95,710	83,362
Other operating expenses	207,800	176,671	384,712	355,642

TOTAL COSTS AND EXPENSES	1,721,864	1,504,043	3,176,571	2,879,959

INCOME BEFORE INCOME TAXES	200,963	113,570	458,160	301,920

PROVISION FOR INCOME TAXES	44,990	66,702	121,933	103,744

NET INCOME	155,973	46,868	336,227	198,176

PREFFERED SHARE DIVIDENDS	17,325	12,250	34,650	22,750

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$138,648	$34,618	$301,577	$175,426

Net income per share attributable to common shareholders
Basic and Diluted	$0.05	$0.01	$0.10	$0.05

Weighted average common shares outstanding
Basic and Diluted	2,905,016	2,905,016	2,905,016	3,201,719

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2019	60,000	$60	3,505,016	$3,505	$2,672,399	$403,329	$3,079,293

Debt issued to retire stock			(600,000)	(600)	(479,400)		(480,000)
Options issued for services					2,889		2,889
Distributions (preferred shares)						(10,500)	(10,500)
Net income	—	—	—	—	—	151,308	151,308
BALANCE AT MARCH 31, 2020 (unaudited)	60,000	$60	2,905,016	$2,905	$2,195,888	$544,137	$2,742,990

Options issued for services					8,667		8,667
Distributions (preferred shares)						(10,500)	(10,500)
Sale of preferred stock	19,000	19			189,981		190,000
Warrants issued for services					27,200		27,200
Net income	—	—	—	—	—	46,868	46,868
BALANCE AT JUNE 30, 2020 (unaudited)	79,000	$79	2,905,016	$2,905	$2,421,736	$580,505	$3,005,225

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2020	99,000	$99	2,905,016	$2,905	$2,639,051	$1,041,757	$3,683,812

Options issued for services					8,667		8,667
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	180,254	180,254
BALANCE AT MARCH 31, 2021 (unaudited)	99,000	$99	2,905,016	$2,905	$2,647,718	$1,204,686	$3,855,408

Options issued for services					8,667		8,667
Warrants issued for services					9,275		9,275
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	155,973	155,973
BALANCE AT JUNE 30, 2021 (unaudited)	99,000	$99	2,905,016	$2,905	$2,665,660	$1,343,334	$4,011,998

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$336,227	$198,176
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOW USED IN OPERATING ACTIVITIES:
Depreciation	16,556	14,602
Amortization of right to use asset - operating lease	52,192	57,196
Bad debt expense	364,045	309,645
Amortization of loan origination fees	63,094	41,106
Options issued for services	17,334	11,556
Warrants issued for services	9,275	27,200
Changes in operating assets and liabilities:
(Increase)/Decrease in premium finance contracts	(8,859,299)	(2,891,493)
(Increase)/Decrease in prepaid expenses and other current assets	40,313	(48,065)
(Increase)/Decrease in deferred tax asset, net	(67,000)	—
Increase/(Decrease) in drafts payable	396,834	1,010,176
Increase/(Decrease) in accounts payable and accrued expenses	271,009	576,496
Increase/(Decrease) in operating lease liability	(52,192)	(57,196)
Net cash used in operating activities	(7,411,612)	(750,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made on life insurance policy	(33,881)	(13,972)
Purchases of property and equipment	(14,388)	(4,025)
Net cash used in investing activities	(48,269)	(17,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - stockholders and related parties	450,000	—
Repayment of notes payable - stockholders and related parties	(15,000)	—
Proceeds from PPP Loan	—	271,000
Proceeds of line of credit, net of repayments	6,167,308	560,581
Dividends paid	(34,650)	(21,000)
Proceeds from sale of preferred stock	—	120,000
Proceeds from notes payable - other	431,964	100,000
Repayment of notes payable - other	—	(150,000)
Net cash provided by financing activities	6,999,622	880,581

NET CHANGE IN CASH	(460,259)	111,983

CASH AT THE BEGINNING OF THE PERIOD	477,289	345,607

CASH AT THE END OF THE PERIOD	$17,030	$457,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$229,068	$—
Interest paid	$544,742	$747,176
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt issued to retire common stock	$—	$480,000
Debt exchanged for Series A Convertible Preferred Stock	$—	$70,000
Operating lease asset obtained in exchange for operating lease liability	$235,335	$—

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2021 and 2020

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

Cash and Cash Equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents at June 30, 2021 and December 31, 2020.

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

June 30, 2021 and 2020

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

Premium Finance Contracts and Related Receivable

The Company finances insurance premium on policies for the transportation industry and other commercial enterprises. The term of each contract varies from 3 to 12 monthly payments. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant a power of attorney contained in the finance contract. As of June 30, 2021 and December 31, 2020, the amount of unearned premium on open and cancelled contracts totaled $62,992,815 and $50,994,858, respectively. The annual percentage interest rates on new contracts averaged approximately 16% during six months ended June 30, 2021 and 2020.

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

June 30, 2021 and 2020

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at three banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $0 and $545,748 at June 30, 2021 and December 31, 2020, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the balance sheet:

	June 30, 2021 (unaudited)	December 31, 2020
Uninsured Balance	$-	$545,748
Plus: Insured balances	-	250,000
Plus: Balances at other institutions that do not exceed FDIC limit	319,290	7,913
Less: Outstanding checks	(302,260)	(326,372)

Cash per Consolidated Balance Sheet	$17,030	$477,289

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2021 and 2020

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

Approximately 51% and 56% of the Company’s business activity is with customers located in Florida for both 2021 and 2020, respectively. Approximately 22% and 19% of the Company’s business activity is with customers located in Georgia for 2021 and 2020, respectively. Approximately 14% and 10% of the Company's business activity is with customers located in North Carolina for 2021 and 2020, respectively. There were no other significant regional, industrial or group concentrations during the six months ended June 30, 2021 and 2020.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place at June 30, 2021 and December 31, 2020 was $530,694 and $516,306, respectively.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of June 30, 2021.

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

June 30, 2021 and 2020

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

For both the six months ended June 30, 2021 and 2020, stock options to purchase 187,400 shares of common stock were outstanding as described in Note 11. 93,700 of these options vested on March 1, 2021 and the remaining 93,700 stock options vest on March 1, 2022. The stock options are anti-dilutive and not included in the calculation of diluted EPS at June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, stock warrants to purchase 975,000 and 800,000 shares of common stock were outstanding, respectively, as described in Note 11. Although these stock warrants vested immediately, they are not “in-the-money” and are thus anti-dilutive and not included in the calculation of diluted EPS at June 30, 2021 and 2020. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. A conversion prior to public trading requires the stockholders’ consent.

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2021 and 2020

(unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Doubtful Accounts (Continued)

Premium finance contract and agents’ receivable consists of the following:

	June 30, 2021	December 31,
Description	(unaudited)	2020
Premium finance contract and agents’ receivable at June 30, 2021 and December 31, 2020 are as follows:

Insurance premium finance contracts outstanding	$46,269,513	$37,499,416
Insurance premium finance contracts cancelled	2,977,654	2,627,810
Insurance Premium finance contracts gross	49,247,167	40,127,226
Amounts due from agents	899,460	891,464
Less: Unearned interest	(1,565,544)	(1,194,422)
Insurance premium finance contracts net	48,581,083	39,824,268
Less: Allowance for doubtful accounts	(1,085,903)	(824,342)

Total	$47,495,180	$38,999,926

The allowance for doubtful accounts at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021 (unaudited)	December 31, 2020

Allowance for premium finance contracts	$863,291	$650,000
Allowance for amounts due from agents	222,612	174,342

Total allowance for doubtful accounts	$1,085,903	$824,342

Activity in the allowance for doubtful accounts for the six months ended June 30, 2021 and the year ended December 31, 2020 are as follows:

	June 30, 2021 (unaudited)	December 31, 2020

Balance, at the beginning of the period	$824,342	$785,532
Current year provision	631,016	1,086,207
Direct write-downs charged against the allowance	(548,877)	(1,520,947)
Recoveries of amounts previously charged off	179,422	473,550

Balance at end of the period	$1,085,903	$824,342

The Company maintains its allowance at gross amounts, which includes allowances for write-offs of unearned revenues. Provisions and write-offs per the footnote table above are displayed at gross amounts, which include provisions and write-offs of unearned revenues. These write-offs are appropriately split between the principal (i.e. bad debt expense) and interest/fee (i.e. contra-revenue) portions on the income statement. The following tables show a reconciliation between the total provision per the footnote and bad debt expense on the consolidated statement of operations:

	For the three months ended June 30,
	2021 (unaudited)	2020 (unaudited)
Total Provision	$342,239	$335,000
Less: Contra-revenues	(128,009)	(171,748)
Less: Current year provisions for amounts due from agents	(27,238)	—
Bad Debt Expense per the Consolidated Statement of Operations	$186,992	$163,252

	For the six months ended June 30,
	2021 (unaudited)	2020 (unaudited)
Total Provision	$631,016	$675,000
Less: Contra-revenues	(239,679)	(365,355)
Less: Current year provisions for amounts due from agents	(27,292)	—
Bad Debt Expense per the Consolidated Statement of Operations	$364,045	$309,645

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2021 and 2020

(unaudited)

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	June 30,
	2020 (unaudited)	December 31, 2020

Computer Software	$26,207	$26,207
Automobile	87,867	53,986
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	59,927	59,927
Property and equipment	305,085	271,204
Accumulated depreciation	(206,213)	(189,657)

Property and equipment, net	$98,872	$81,547

The Company recorded depreciation expense of $16,556 and $14,602, respectively for the six months ended June 30, 2021 and 2020. The Company recorded depreciation expense of $8,683 and $8,522, respectively for the three months ended June 30, 2021 and 2020.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. In March 2021, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2023 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335. The Company used its incremental borrowing rate of 5.25% for all operating leases as of June 30, 2021 and December 31, 2020.

Supplemental balance sheet information related to leases is as follows:

		June 301,	December 31,
Operating Leases	Classification	2021	2020
		(unaudited)
Right-of-use assets	Operating lease assets	$278,568	$95,425

Current lease liability	Current operating lease liability	107,005	39,344
Non-current lease liability	Long-term operating lease liability	171,563	56,081
Total lease liabilities		$278,568	$95,425

The weighted-average remaining lease term was 2.65 years and 3.33 years as of June 30, 2021 and December 31, 2020, respectively. For the six months ended June 30, 2021 and 2020, the total lease cost was $57,190 and $58,800, respectively. For the three months ended June 30, 2021 and 2020, the total lease cost was $28,193 and $29,400, respectively.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by the bank as of the reporting date, on insurance premium finance contracts received by the Company prior to the reporting date. As of June 30, 2021 and December 31, 2020, the draft payable balances are $2,267,799 and $1,870,965, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2021 and 2020

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

At December 31, 2020, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and four significant stockholders of the Company. The line of credit bears interest at 30 Day Libor plus 2.75% per annum (3.75% at December 31, 2020). As of December 31, 2020, the amount of principal outstanding on the line of credit was $25,653,473 and is reported on the consolidated balance sheet net of $0 of unamortized loan origination fees. Interest expense on this line of credit for the six months ended June 30, 2021 and 2020 totaled approximately $86,000 and $538,000, respectively. The Company recorded amortized loan origination fee for the six months ended June 30, 2021 and 2020 of $0 and $41,106, respectively. This line of credit was fully paid off on February 3, 2021 (see below).

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

At June 30, 2021, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and a member of the Board of Directors of the Company. The line of credit bears interest at 30 Day Libor plus 2.85% per annum (3.35% at June 30, 2021). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30 day Libor falls below 0.50%. For the six months ended June 30, 2021, the minimum rate of 3.35% was in effect. As of June 30, 2021, the amount of principal outstanding on the line of credit was $32,001,131 and is reported on the consolidated balance sheet net of $117,256 of unamortized loan origination fees. Interest expense on this line of credit for the six months ended June 30, 2021 totaled approximately $401,000. The Company recorded amortized loan origination fee for six months ended June 30, 2021 of $63,094. Interest expense on this line of credit for the three months ended June 30, 2021 totaled approximately $257,000. The Company recorded amortized loan origination fee for three months ended June 30, 2021 of $37,856.

The Company’s agreements with WNB and FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, minimum balances. Management believes it was in compliance with the applicable debt covenants as of June 30, 2021 and December 31, 2020.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2021 and 2020

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

As of June 30, 2021 and December 31, 2020, the balance of the PPP loan is as follows:

	June 30, 2021 (unaudited)	December 31, 2020
Total PPP loan	$271,000	$271,000
Less current maturities	—	(15,022)
Total	$271,000	$255,978

9. Note Payable – Others

At June 30, 2021 and December 31, 2020, the balances of long-term unsecured notes to unrelated parties are as follows:

	June 30,
	2021 (unaudited)	December 31, 2020
Total notes payable - Others	$4,213,136	$3,781,172
Less current maturities	(1,465,707)	(1,886,387)

Long-term maturities	$2,747,429	$1,894,785

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2025. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $130,000 and $141,000 during the six months ended June 30, 2021 and 2020, respectively. Interest expense on these notes totaled approximately $67,000 and $70,000 during the three months ended June 30, 2021 and 2020, respectively. The Company received proceeds on these notes of $431,964 and $100,000 for the six months ended June 30, 2021 and 2020, respectively. The Company repaid principal on these notes of $0 and $150,000 for the six months ended June 30, 2021 and 2020, respectively. On June 30, 2020, the Company exchanged $70,000 of outstanding notes for 7,000 shares of Series A Convertible Preferred Stock.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2021 and 2020

(unaudited)

10. Note Payable – Stockholders and Related Parties

At June 30, 2021 and December 31, 2020, the balances of long-term notes payable to stockholders and related parties are as follows:

	June 30,
	2021 (unaudited)	December 31, 2020
Total notes payable - Related parties	4,683,293	4,248,293
Less current maturities	(983,092)	(722,735)

Long-term maturities	$3,700,201	$3,525,558

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2025. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $182,000 and $152,000 during the six months ended June 30, 2021 and 2020, respectively. Interest expense on these notes totaled approximately $94,000 and $76,000 during the three months ended June 30, 2021 and 2020, respectively. The Company received proceeds on these notes of $450,000 and $0 for the six months ended June 30, 2021 and 2020, respectively. The Company repaid principal on these notes of $15,000 and $0 for the six months ended June 30, 2021 and 2020, respectively.

On March 30, 2020, the Company repurchased and retired 600,000 shares of common stock from a significant shareholder. The Company issued a $480,000 note payable in exchange for these shares, which is due four years from the repurchase date bearing 8% interest. The Company retains the right to prepay the note at any time with no prepayment penalty.

11. Equity

Preferred Stock

As of June 30, 2021, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 99,000 shares had been issued and are outstanding.

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2021 and 2020

(unaudited)

11. Equity (Continued)

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the six months ended June 30, 2021 and 2020, the Board of Directors has declared and paid dividends on the preferred stock of $34,650 and $21,000, respectively. During the three months ended June 30, 2021 and 2020, the Board of Directors has declared and paid dividends on the preferred stock of $17,325 and $10,500, respectively. As of June 30, 2021 and December 31, 2020, preferred dividends are in arrears by $17,325 and $17,325, respectively.

December 31, 2019 dividends in arrears were declared and paid in January 2020. March 31, 2020 dividends in arrears were declared and paid in April 2020. June 30, 2020 dividends in arrears were declared and paid in July 2020. September 30, 2020 dividends in arrears were declared and paid in October 2020. December 31, 2020 dividends in arrears were declared and paid in January 2021. March 31, 2021 dividends in arrears were declared and paid in April 2021. June 30, 2021 dividends in arrears were declared and paid in July 2021.

Common Stock

As of both June 30, 2021 and December 31, 2020, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

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

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	187,400	$0.80
Issued	—	—
Exercised	—	—
Outstanding at June 30, 2021	187,400	$0.80	10.7 years
Exercisable at June 30, 2021	93,700

The above outstanding options were granted on March 1, 2020, to designated Officers and employees. Half of the options vested on March 1, 2021 and the other half will vest on March 1, 2022. During the six months ended June 30, 2021 and 2020, the Company recognized $17,334 and $11,556, respectively, of stock option expense. During the three months ended June 30, 2021 and 2020, the Company recognized $8,667 and $8,667, respectively, of stock option expense.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2021 and 2020

(unaudited)

11. Equity (Continued)

Stock Warrants

On April 1, 2020, the Company issued 800,000 of previously authorized warrants for the purchase of common stock that are split into two classes of warrants. The 400,000 Class W4 warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. The 400,000 Class W12 warrants are issued at $.001 Par Value and are exercisable at a strike price of $12 for a period of five (5) years. On June 11, 2021, the Company issued 175,000 of previously authorized warrants for the purchase of common stock. The 175,000 Class W4A warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	800,000	$8.00
Issued	175,000	4.00
Exercised	—	—
Outstanding at June 30, 2021	975,000	$7.28	3.96 years
Exercisable at June 30, 2021	975,000

During the six months ended June 30, 2021 and 2020, the Company recognized $9,275 and $27,200, respectively, of stock warrant expense. During the three months ended June 30, 2021 and 2020, the Company recognized $9,275 and $27,200, respectively, of stock warrant expense.

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

Notes payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of June 30, 2021 and December 31, 2020, the amounts advanced were $4,683,293 and $4,248,293, respectively.

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

June 30, 2021 and 2020

(unaudited)

12. Related Party Transactions (Continued)

Stock Options

As discussed in Note 11, on March 1, 2020, the Company issued 187,400 stock options, of which 167,400 stock options were issued to officers and directors under the terms of the 2019 Equity Incentive Plan. The impact on future earnings from this transaction is a total of $69,338, which is being amortized over 24 months at a rate of $2,889 per month. This transaction will also increase additional paid in capital over the same period at the same rate.

Stock Warrants

As discussed in Note 11, on April 1, 2020, the Company issued 800,000 stock warrants, of which 800,000 stock warrants were issued to officers, directors, and a related party. On June 11, 2021, the Company issued 175,000 stock warrants, of which 175,000 were issued to officers, directors, and a related party.

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

14. Subsequent Events

In July 2021, the Company issued $350,000 and repaid $50,000 of notes payable (others). The Company also issued $43,000 of notes payable (stockholders and related parties).

In July 2021, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $17,325.

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

We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of financing has historically been a line of credit at a financial institution collateralized by our loan receivables and our other assets. We receive additional funding from unsecured subordinate noteholders that pays monthly interest to the investors. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. See Liquidity and Capital Resources for additional information regarding our financing strategy.

The Company’s main source of funding is its line of credit, which represented approximately 65% ($31,883,875) of its capital as of June 30, 2021. This line of credit was replaced with a new lender, First Horizon Bank, on February 3, 2021. As of June 30, 2021, the Company’s subordinated notes payable represented approximately 18% ($8,896,429) of the Company’s capital, operating liabilities provide approximately 8% ($4,027,637) of the Company’s capital, preferred equity provides approximately 2% ($990,000) of the Company’s capital, the PPP loan represents approximately 1% ($271,000) of the Company’s capital, and equity in retained earnings and common paid-in capital represents the remaining 6% ($3,021,998) of the Company’s capital structure.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended June 30,
	2021 (unaudited)	2020 (unaudited)
Gross Revenue	$1,922,827	$1,617,613
Originations	$28,416,546	$23,232,642
Interest Earned Rate	15.80%	15.84%
Cost of Funds Rate	3.46%	3.52%
Reserve Ratio	1.81%	1.47%
Provision Rate	0.66%	0.70%
Return on Assets	1.17%	0.33%
Return on Equity	18.84%	6.35%

	As of or for the Six Months Ended June 30,
	2021 (unaudited)	2020 (unaudited)
Gross Revenue	$3,634,731	$3,181,879
Originations	$55,846,046	$46,988,969
Interest Earned Rate	15.53%	15.58%
Cost of Funds Rate	3.31%	3.39%
Reserve Ratio	1.81%	1.47%
Provision Rate	0.65%	0.66%
Return on Assets	1.34%	0.84%
Return on Equity	21.10%	14.95%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended June 30, 2021 Compared to the Three Months ended June 30. 2020

Revenue

Revenue increased by 18.9% overall or $305,214 to $1,922,827 for the three months ended June 30, 2021 from $1,617,613 for the three months ended June 30, 2020. The increase in revenue was primarily due to a 20.9% or $272,884 increase in finance charges and a 27.6% or $23,265 increase in revenue from origination charges. Revenue from finance charges comprised 81.9% and 80.5% of overall revenue for the three months ended June 30, 2021 and 2020, respectively.

During the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the company financed an additional $5,183,904 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. In conjunction with the increased amounts financed, the Company also increased the quantity of loan originations by 1,600 new loans for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity generate additional sales. Throughout 2020, the Company experienced a constraint on loan originations as it pushed near the limit of its previous $27,500,000 line of credit. In February 2021, the Company executed a $35,000,000 line of credit with a new lender, terminating the previous line of credit. The additional availability on our line of credit was an essential driver to our increased originations during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 14.5% or $217,821 to $1,721,864 for the three months ended June 30, 2021 from $1,504,043 for the three months ended June 30, 2020.

The increase in expenses was primarily due to increases in the following categories:

•	$66,609 increase in professional fees primarily because of financial statement audit and review fees incurred.
•	$59,792 increase in commission expense as a result of an increase in loan originations. Commission expense is correlated with the dollar amount and quantity of loan originations. Since the Company experienced an increase in originations during the three months ended June 30, 2021 as compared to June 30, 2020, a related increase in commissions is expected.
•	$33,045 increase in interest expense as a result of loan originations leading to increased borrowings on the line of credit. Despite the increase in borrowings on the line of credit of $4,458,616, an increase of 16.3%, at June 30, 2021 as compared to June 30, 2020, interest expense increased by only 7.8% during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The Company’s new line of credit with First Horizon Bank has a lower minimum rate, which the Company has benefited from for the second quarter of 2021. See Liquidity and Capital Resources for more information on the new line of credit.
•	$23,740 increase in bad debt expense as a result of maintaining the allowance for doubtful accounts in line with the balance in accounts receivable from increased new loan originations.

Income before Taxes

Income before taxes increased by $87,393, or 77.0%, to $200,963 for the three months ended June 30, 2021 from $113,570 for the three months ended June 30, 2020. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $21,712 to $44,990 for the three months ended June 30, 2021 from $66,702 for the three months ended June 30, 2020. This decrease was primarily attributable to the increase in deferred tax assets related to allowances on receivables, partially offset by the increase in taxable income.

Net Income

Net Income increased by $109,105, or 232.8%, to $155,973 for the three months ended June 30, 2021 from $46,868 for the three months ended June 30, 2020. This increase was attributable to the $87,393 increase in income before taxes related to increased business activity and the $21,712 decrease in the provision for income taxes related to increased taxable income.

Results of Operations for the Six Months ended June 30, 2021 Compared to the Six Months ended June 30, 2020

Revenue

Revenue increased by 14.2% overall or $452,852 to $3,634,731 for the six months ended June 30, 2021 from $3,181,879 for the six months ended June 30, 2020. The increase in revenue was primarily due to a 15.6% or $400,532 increase in finance charges and a 29.1% or $46,627 increase in revenue from origination charges. Revenue from finance charges comprised 81.7% and 80.8% of overall revenue for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the company financed an additional $8,857,077 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. In conjunction with the increased amounts financed, the Company also increased the quantity of loan originations by 2,627 new loans for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity generate additional sales. Throughout 2020, the Company experienced a constraint on loan originations as it pushed near the limit of its previous $27,500,000 line of credit. In February 2021, the Company executed a $35,000,000 line of credit with a new lender, terminating the previous line of credit. The additional availability on our line of credit was an essential driver to our increased originations during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 10.3% or $296,612 to $3,176,571 for the six months ended June 30, 2021 from $2,879,959 for the six months ended June 30, 2020.

The increase in expenses was primarily due to increases in the following categories:

•	$121,419 increase in commission expense as a result of an increase in loan originations. Commission expense is correlated with the dollar amount and quantity of loan originations. Since the Company experienced an increase in originations during the six months ended June 30, 2021 as compared to June 30, 2020, a related increase in commissions is expected.
•	$98,493 increase in professional fees primarily because of legal and audit fees related to closing the new line of credit with First Horizon Bank as well as financial statement audit and review fees incurred.
•	$54,400 increase in bad debt expense as a result of maintaining the allowance for doubtful accounts in line with the balance in accounts receivable from increased new loan originations.

The increases in expenses was primarily offset by a decrease in the following category:

•	$20,970 decrease in interest expense as a result of a reduction in the line of credit interest rate. Despite the increase in borrowings on the line of credit of $4,458,616, an increase of 16.3%, at June 30, 2021 as compared to June 30, 2020, interest expense decreased by 2.4% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This is the result of a significant reduction in the 30-day LIBOR rate used in calculating the Company’s interest on the line of credit during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, thus greatly reducing the cost of funds. Furthermore, the Company’s new line of credit with First Horizon Bank has a lower minimum rate, which the Company has benefited from during 2021. See Liquidity and Capital Resources for more information on the new line of credit.

Income before Taxes

Income before taxes increased by $156,240, or 51.7%, to $458,160 for the six months ended June 30, 2021 from $301,920 for the six months ended June 30, 2020. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $18,189 to $121,933 for the six months ended June 30, 2021 from $103,744 for the six months ended June 30, 2020. This increase was primarily attributable to the increase in taxable income.

Net Income

Net Income increased by $138,051, or 69.7%, to $336,227 for the six months ended June 30, 2021 from $198,176 for the six months ended June 30, 2020. This increase was attributable to the $156,240 increase in income before taxes related to increased business activity, partially offset by the $18,189 increase in the provision for income taxes related to increased taxable income.

Comparison of Cash Flows for the Six Months Ended June 30, 2021 and June 30, 2020

Cash Flows from Operating Activities

We used $7,411,612 of cash in our operating activities in 2021 compared to $750,601 used in our operating activities in 2020. The increase in cash used of $6,661,011 was primarily due to a $6,860,253 increase of cash used to support working capital components partially offset by a $199,242 increase of net income as adjusted for noncash items.

The $6,661,011 increase of cash used to support working capital components was primarily due to a $5,967,806 decrease in the change in premium finance contracts, a $613,342 decrease in the change in drafts payable, and a $305,487 decrease in the change in accounts payable and accrued expenses. These are natural fluctuations in operating accounts that occur during the normal course of business. The Company expects net cash outflows from operations during periods of growth. As discussed in the Revenues section, although the Company was able to continue to grow in 2020, the Company was effectively constrained by the limit of its previous line of credit agreement. During 2021, the Company has utilized its increased availability on its line of credit leading to the large increase in premium finance contracts receivable.

The $199,242 increase of cash from net earnings as adjusted by noncash items resulted primarily from an $138,051 increase in net income and a $54,400 increase in bad debt expense. As the Company grew its receivables portfolio in 2021, bad debt expense increased to adjust the allowance accordingly.

Cash Flows from Investing Activities

We used $48,269 of cash in our investing activities in 2021 compared to $17,997 in cash used in 2020. The increase in cash used of $30,272 is due to increases in payments made on life insurance policies of $19,909 and the purchases of property and equipment of $10,363. In 2021, the Company purchased a new vehicle used by a marketing representative to service the Florida market, which is being depreciated over five years.

Cash Flows from Financing Activities

We received $6,999,622 of cash provided by our financing activities in 2021 compared to $880,581 provided by financing activities in 2020. The increase in funds provided of $6,119,041 is due primarily to an increase in proceeds from the line of credit, net of repayment, of $5,606,727, an increase in proceeds from notes payable – related parties of $450,000, and an increase in proceeds of notes payable – others of $331,964. These were partially offset by a decrease in proceeds from the PPP loan of $271,000. As discussed in the Revenues and Liquidity and Capital Resources sections, in 2020, the Company was limited in the amounts it could draw from its line of credit, due to reaching maximum availability throughout the year. In 2021, the Company utilized its increased line of credit to finance its increased premium finance contracts receivable. In conjunction with the new line of credit, the Company was required to increase its subordinated debt, which accounts for the increases in proceeds from notes payable – related parties and notes payable – others.

LIQUIDITY and CAPITAL RESOURCES as of June 30, 2021

We had $17,030 cash and a working capital surplus of $9,667,057 at June 30, 2021. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. The terms of the new line of credit are generally more favorable than the previous line of credit, including an interest rate based on the 30-day LIBOR rate plus 2.85% with a minimum rate of 3.35%. The previous, terminated line of credit had an interest rate based on the 30-day LIBOR rate plus 2.75% with a minimum rate of 3.75%. The Company believes that the interest rate will be based on the minimum rate for the entire term of the line of credit, which will lead to savings on interest expense over the term of the deal, though the Company cannot guarantee the minimum rate will be employed for the term of the loan. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due for at least the next 12 months.

21

During the six months ended June 30, 2021, the Company raised an additional $450,000 in subordinated notes payable – related parties and $331,964 in subordinated notes payable – others. A requirement of the new line of credit was an increase in our subordinated debt to provide additional collateral to the bank. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

In April 2020, the Company received a $271,000 loan through the PPP program with the Small Business Administration. The Company proudly applied 100% of the proceeds of the loan to its main purpose of keeping their staff employed at the same level as before the COVID-19 pandemic. The Company maintained the same level of employment throughout 2020 and 2021 with support from the PPP loan. As the Company used the proceeds of the loan on forgivable expenses, i.e. company payroll, the Company expects the loan to be fully forgiven. The Company applied for loan forgiveness in September 2020 and awaits a response from the SBA and the Company’s bank, which facilitated the loan.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, the larger line of credit is paramount to fueling this growth. By securing its larger line of credit, the Company can expect to satisfy the cash requirements anticipated by its future growth. Coinciding with these goals, in February 2021, the Company entered into a contract with a new lender for a two-year $35,000,000 line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on June 30, 2021 (“2020 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the six months ended June 30, 2021, there have been no material changes in our risk factors disclosed in our 2020 Form 10-K.

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

22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2021

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

23