Form 10-K
period 2021-12-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2022-03-25
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-56243

_____________________________

Standard Premium Finance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Florida	81-2624094
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13590 SW 134th Avenue, Suite 214, Miami, FL 33186

(Address of principal executive offices) (zip code)

305-232-2752

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,035,030 based upon the price of the Company’s most recent third-party valuation. For this purpose, executive officers and directors of the registrant are considered affiliates.

2,905,016 shares of common stock were issued and outstanding as of March 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STANDARD PREMIUM FINANCE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

i

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

Our Loan Referral Base

The bulk of our premium loans are originated through insurance agents and brokers who recommend our premium loan program to their clients who would like to finance their insurance premiums. We currently market our loans through more than 850 independent insurance brokers and agents located in the states of Arizona, Florida, Georgia, North Carolina, South Carolina, Texas, Tennessee, and Virginia. For risk prevention purposes we have a policy of limiting the amount of loans to the customers of any one insurance broker or agent to 5% of our outstanding loan portfolio. We may change this policy at any time based on then-existing market conditions or otherwise, at the discretion of our CEO.

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

Employees

As of December 31, 2021, we had 23 employees, 21 of whom were full-time employees. Our full-time employees are covered by a corporate benefit plan for major medical and hospitalization. None of our employees are members of a labor union or subject to a collective bargaining agreement. All of our employees are “at will” with no guaranteed period of employment, with the exception of our Vice President of Technology, who has a fixed contract of employment until February 28, 2023. We believe our employee relations are satisfactory. We have four employees who act as our marketing representatives in the field. They call on our broker and agent base and seek new brokers and agents to represent us to their clients.

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

We had $48,505,827 and $40,127,226 in premium finance loans outstanding as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we have 17,177 active premium finance loans in six states. The following is a summary of our premium loan portfolio as of December 31, 2021:

State	Loans	Total Premiums	Down Payment	Amount Financed	Total Outstanding
Arizona	32	$ 316,424	$ 83,859	$ 232,565	$ 166,935
Florida	9,387	56,888,481	13,965,648	42,922,833	25,472,851
Georgia	1,894	20,406,469	4,740,603	15,665,866	9,039,219
North Carolina	4,081	14,398,619	3,021,722	11,376,897	6,232,725
South Carolina	934	6,316,059	1,360,353	4,955,706	3,130,630
Texas	849	10,029,682	2,619,754	7,409,928	4,463,467
Grand Total	17,177	$ 108,355,734	$ 25,791,939	$ 82,563,795	$ 48,505,827

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

As of December 31, 2021 and December 31, 2020, the Company considered $85,908 and $165,204, respectively, of lacking collateral as adequate for the level of risk associated with these loans while staying competitive within the industry. Management does not believe any of its receivables would be considered Classified. Our Finance Receivables by risk rating:

	December 31, 2021	December 31, 2020
Pass	$46,732,372	$35,830,053
Special mention	1,773,455	4,297,173
Classified	—	—
Total	$48,505,827	$40,127,226

“Pass” loan collateral in excess of receivable value	19,509,775	11,032,835
“Special mention” receivable in excess of collateral value	85,908	165,204

The Company regularly monitors each contract for payment status, sending late notices and cancelling contracts at the earliest permissible date allowed by the statutory cancellation regulations. In maintaining a proper allowance for doubtful accounts, the Company monitors past due accounts and ensures an allowance for older receivables, generally over 120 days. However, in this industry, even though accounts are highly aged and appear stale, they are still collectible. Unearned premiums on cancelled accounts may be held at insurance companies for varying periods, though they are still highly collectible. The Company regularly contacts the insurance companies to ensure collectability. Historically, the Company has managed its allowance conservatively ensuring an allowance balance that encompasses uncollectible accounts. In the following table, the Company defines “Non-performing loans without a specific reserve” as defaulted loans over 120 days. All other loans are considered “Performing loans evaluated collectively.” At December 31, 2021 and December 31, 2020, there were no loans with deteriorated credit quality.

Finance Receivables – Method of impairment calculation:

	December 31, 2021	December 31, 2020
Performing loans evaluated individually	$—	$—
Performing loans evaluated collectively	47,908,571	39,390,487
Non-performing loans without a specific reserve	597,256	736,739
Non-performing loans with a specific reserve	—	—
Total	$48,505,827	$40,127,226

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

Line of Credit

In September 2018, we entered into a revolving two-year line of credit agreement with Woodforest National Bank (the “WNB LOC Agreement”). On February 3, 2021, the Company entered into a two-year line of credit with a new lender, First Horizon Bank (the “FHB LOC Agreement”), in the maximum amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit lender. On this date, the Woodforest loan was paid and terminated. The outstanding balance on the WNB LOC Agreement was $0 and $25,653,473 on December 31, 2021 and 2020, respectively. The WNB LOC Agreement bore interest at 30-day LIBOR plus 2.75% per annum (3.75% at December 31, 2020).

Interest expense on the WNB LOC Agreement for the years ended December 31, 2021 and December 31, 2020 totaled approximately $86,000 and $1,056,000, respectively. The Company recorded amortized loan origination fee for the years ended December 31, 2021 and December 31, 2020 of $0 and $61,649, respectively.

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit lender. On this date, the Woodforest loan was paid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of loan origination costs related to the credit increase. The outstanding balance on the FHB LOC Agreement was $30,476,375, net of $60,692 of unamortized loan origination fees as of December 31, 2021. The FHB LOC Agreement bears interest at 30-day LIBOR plus 2.85% per annum (3.35% at December 31, 2021).

At December 31, 2021, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and a member of the Board of Directors of the Company. The line of credit bears interest at 30 Day Libor plus 2.85% per annum (3.35% at December 31, 2021). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day Libor falls below 0.50%. For the year ended December 31, 2021, the minimum rate of 3.35% was in effect. As of December 31, 2021, the amount of principal outstanding on the line of credit was $30,537,067 and is reported on the consolidated balance sheet net of $60,692 of unamortized loan origination fees. Interest expense on this line of credit for the year ended December 31, 2021 totaled approximately $854,000. The Company recorded amortized loan origination fee for the year ended December 31, 2021 of $142,980.

The Company’s agreements with WNB and FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, and minimum balances. Management believes it was in compliance with the applicable debt covenants as of December 31, 2021 and December 31, 2020.

Promissory Notes to Unrelated Parties

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2026. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $475,000 and $441,000 during the years ended December 31, 2021 and 2020, respectively. The outstanding principal balance on these notes was $7,249,810 and $6,081,146 as of December 31, 2021 and December 31, 2020, respectively.

Promissory Notes to Stockholders and Related Parties

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through February 28, 2026. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $170,000 and $144,000 during the years ended December 31, 2021 and 2020, respectively. The outstanding principal balance on these notes was $2,091,302 and $1,948,301 as of December 31, 2021 and December 31, 2020, respectively.

On March 30, 2020, the Company repurchased and retired 600,000 shares of common stock from a significant shareholder. The Company issued a $480,000 note payable in exchange for these shares, which is due four years from the repurchase date bearing 8% interest. The Company retains the right to prepay the note at any time with no prepayment penalty.

Series A Convertible Preferred Stock

The Company is authorized to issue 600,000 shares of Series A Convertible Preferred Stock, $.001 par value. As of both December 31, 2021 and December 31, 2020, 99,000 shares are issued and outstanding for $10 per share.

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

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. December 31, 2020 dividends in arrears were declared and paid in January 2021. March 31, 2021 dividends in arrears were declared and paid in April 2021. June 30, 2021 dividends in arrears were declared and paid in July 2021. September 30, 2021 dividends in arrears were declared and paid in October 2021. December 31, 2021 dividends in arrears were declared and paid in January 2022. As of January 2022, all dividends in arrears had been declared and paid.

Our Customers

The majority of our customers are small to medium-sized businesses seeking property and casualty insurance through local independent insurance agents. We currently operate in the southeast region, as well as Texas and Arizona, where the premium finance laws are favorable to making premium finance loans. Premiums on these commercial insurance policies are written on a semi-annual or annual basis exclusively and premium finance loans are repaid over a maximum of 4 and 10 consecutive monthly payments, respectively. Approximately 97% of our loans are written for a 9 to 10 month term with the balance written for a 6 month term. Premiums on these financed policies typically range between $1,000 to $50,000.  At December 31, 2021 and December 31, 2020, we have 17,177 and 14,387 premium finance loans outstanding, respectively. The types of policies we finance vary. They are most often motor truck cargo, physical damage and liability, commercial auto, commercial general liability, commercial package policies, professional liability, and commercial property. Most of the policies we finance are written through local independent insurance agents. The insurance companies they represent generally do not provide premium payment plans.

Competition

Our industry is highly competitive with three types of competitors. Fifteen of our largest competitors are national premium finance firms primarily owned by commercial banks and write a majority of all premium finance loans. A second type of competitor is comprised of regional premium finance companies owned by entrepreneurs.. Our remaining competitors are smaller, local companies many of which are affiliated with insurance agencies. There is low barrier to entry into the business as regulations do not require passing any tests or having substantial capital. A prime requirement for success in the industry is access to low cost capital as profits are substantially related to the spread between the cost of capital and interest earned on premium finance loans. Because of the secure nature of insurance premium finance loans, our industry is intensely competitive:

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

Regulation

In most states, insurance premium finance companies are regulated by the Insurance Departments or Offices of Insurance Regulation in which they operate. Each state has specific laws regulating items such as interest rates, late charges, loan terms, forms, audit provisions, cancellation requirements among others. In addition, each state has the ability to audit each finance company and requires annual reports to be submitted. The following chart illustrates the relevant rules and regulations for the states in which we operate as of December 31, 2021.

	AZ	FL	GA	NC	SC	TX	TN	VA
Service Charge per contract	$10	$20	$20	$15	$20	>$1,000 $20 <$1,000 $25	4% of loan up to $15 max	$15
Limit on Service Charge	None	once per annum	None	None	Once per annum	None	once per annum	Once per contract
Late Charge Minimum (Consumer)	5% Max. $10	$10	$1.50	$1.00	$1.00	5%	2	None
Percentage (Consumer)	5%	NO	5%	5%	5%	5%	5%	5%
Late Charge Minimum (Commercial)	5%	$10	$1.50	$1.00	$1.00	5%	$2.00	None
Percentage (Commercial)	5%	5%	5%	5%	5%	5%	5%	5%
Grace Period (days)	5	5	5	5	0	10	10	7
Days to Cancel	10	10	10	10	10	10	10	10
Cancellation Fee	$15	$0	$5 Consumer $15 Commercial	$0	$0	$5	$5	$0
Returned Check Fee	$10 or Actual	$15	$20	Varies	Filed w State	Varies	$0	$20
Minimum amount to Refund to Borrower	$1	$1	$5	$1	$3	$5	$1	Not specified
Interest Method	36% up to $1,000 24% exceeding $1,000	1% Add-on	1% Add-on	$12 per $100	$12 per $100	Simple	Simple	1% per month
Maximum Interest Rate	None	None	None	None	None	Changes Periodically	24%	Changes periodically
Interest Refund Method	Actuarial Method	Rule of 78's	Rule of 78’s	Sum of Periodic Balances	Sum of Periodic Balances	Sum of Periodic Balances	Sum of Periodic Balances	Rule of 78’s
Collection/Recovery Fees	Allowed	20%	No	No	No	No	15%	No
Signature Required	New Business Only	Insured or Agent	Insured or Agent	Insured	Agent and Insured	Insured or Agents	Insured or Agent (w/POA)	Insured or Agent
Type Font	8 pt	8 pt	8 pt	Legible	8 pt	Approved	8 pt	Approved
Reporting Period Due	February 1st	March 1st	March 1st	June 15th	March 1st	April 1st	April 1st	July 1st
Audit Provisions/Terms	3 Years	3 Years	3 Years	3 Years	3 Years	4 Years	2 Years	Not specified

Growth Strategy

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity to generate additional sales. In February 2021, the Company executed a loan agreement with a new lender for a two-year $35,000,000 line of credit. In October 2021, this line of credit was increased by an additional $10,000,000 to a total of $45,000,000. In the event the Company can secure significant surplus credit availability, it intends to expand growth efforts to include mergers and acquisitions as well as joint ventures directly with insurance underwriters. The Company does not currently have specific plans for growth beyond its current operations and we cannot assure that such efforts will take place or be successful.

The Company sees a unique opportunity in its sector to consolidate similar entities. Growth through mergers and acquisitions is particularly advantageous for a public company to purchase private companies, as the larger institutions purposely keep valuations low due to their dominance in the market. Since banks are typically valued at 1.25x to 1.5x book value, they generally value this industry similarly. This valuation often equates to approximately four to six times earnings. In contrast, businesses in the specialty finance sector that are publicly traded enjoy a Group P/E Ratio between 16-24 to 1. In addition to this industry being undervalued, it is highly fragmented, with ten banks controlling a majority of the commercial market share and the remaining market divided amongst 1,100 small to mid-size privately-held premium finance companies. The smaller companies (under $10M in revenue) are often overlooked by these banks as acquisition targets. We deem these entities as the primary targets of our acquisition plan. Furthermore, once consolidated the target acquisition operates approximately twice as profitable due to the elimination of nearly 65% of general and administrative expenses, leading to economies of scale, which flow directly to EBITDA. We do not currently have any agreement to acquire any other businesses and there can be no assurance that any such acquisitions will be made. There are currently no acquisition agreements or negotiations and we cannot assure that any such transactions will be entered into.

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

Our business model is dependent upon our ability to borrow to maintain and grow our ability to lend money to our customers. On February 3, 2021 we entered into a new two-year line of credit in the maximum amount of $35 million which was immediately funded for $25,974,695 to pay off the prior line of credit lender. In October 2021, the line of credit facility was increased by $10 million to a total of $45 million. If we fail to renew or replace our line of credit at the expiration of the current term, or we default on our line of credit, then our ability to continue our lending business at current levels and meet our other obligations, would be materially adversely affected. Since the amount of money we can borrow on our revolving credit line is based on a percentage of our entire loan portfolio less certain ineligible items, our other corporate debt (i.e., subordinated and un-subordinated debt) plus our retained earnings and stockholder equity alone may limit our ability to increase the size of our loan portfolio.

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

Since our business is concentrated in Arizona, Florida, Georgia, North Carolina, South Carolina, Texas, Tennessee, and Virginia, declines in the economy of these states could adversely affect our business.

Our success depends primarily on the general economic conditions of the specific local markets in which we operate. We provide premium finance loans to customers primarily in the states of Arizona, Florida, Georgia, North Carolina, South Carolina, Texas, Tennessee, and Virginia. The local economic conditions in these market states significantly impact the demand for our premium finance loans as well as the ability of our customers to repay loans. Declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors impacting these local markets could, in turn, have a material adverse effect on our financial condition and results of operations.

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

Our common stock began trading on the OTCQX on March 21, 2022 and there is no assurance that an active market will develop or be maintained.

Our common stock commenced trading on the OTCQX Best Market under the symbol SPFX on March 21, 2022. We cannot assure that an active trading market for our shares will develop or be maintained. In the absence of an active trading market for our common stock, stockholders may not be able to sell their shares at the time that they would like to sell and may have to hold their shares indefinitely.

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

The corporate headquarters of the Company are located at 13590 SW 134th Avenue, Suite 214, Miami, Florida 33186. We lease our general office space at this location. The lease expires on February 28, 2024, including the one year renewal option. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our common stock.

Dividends

We did not declare or pay dividends on our common stock in either fiscal year 2021 or 2020. The terms of our current line of credit agreement prohibit us from paying dividends on our common stock without consent of the lender. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.

Holders

As of March 25, 2022, we had 69 holders of record of our common stock and 2,905,016 shares of common stock outstanding.

Recent Sales of Unregistered Securities

The following provides information concerning all sales of equity securities which we made in our 2021 fiscal year which were not registered under the Securities Act of 1933, as amended (the “Act”).

Warrants to Purchase Common Stock

On June 11, 2021, the Company issued 175,000 of previously authorized warrants for the purchase of common stock. The 175,000 Class W4A warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. These outstanding warrants were issued on June 11, 2021 as compensation to designated Officers, Directors, and consultants with a total fair value of $9,275 on the grant date. The warrants vested immediately.

Securities Authorized for Issuance Under Equity Compensation Plans

 On December 17, 2019, our Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and the 2019 Plan was approved by the stockholders on January 8, 2020. The 2019 Plan provides for the award of Stock Options, Stock Purchase Rights, Stock Appreciation Rights and Common Stock.

On March 12, 2019, the Board of Directors authorized the issuance of 1,000,000 common stock purchase warrants for compensation. On April 1, 2020, the Company issued 800,000 of authorized warrants for the purchase of common stock that are split into two classes of warrants. The 400,000 Class W4 warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. The 400,000 Class W12 warrants are issued at $.001 Par Value and are exercisable at a strike price of $12 for a period of five (5) years. These outstanding warrants were issued on April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $27,200 on the grant date. On June 11, 2021, the Company authorized 400,000 additional warrants and issued 175,000 of these warrants for the purchase of common stock. The 175,000 Class W4A warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. These outstanding warrants were issued on June 11, 2021, to designated Officers, Directors, and consultants with a total fair value of $9,275 on the grant date. The warrants vested immediately.

The following table summarizes information about our outstanding equity plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (1)	Weighted-average exercise price of outstanding options and warrants (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	187,400	$0.80	112,600
Equity compensation plans not approved by security holders	975,000	7.28	425,000
Total	1,162,400	$6.23	537,600

The following table summarizes information about our outstanding equity plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (1)	Weighted-average exercise price of outstanding options and warrants (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	187,400	$0.80	112,600
Equity compensation plans not approved by security holders	800,000	8.00	200,000
Total	987,400	$6.63	312,600

__________
(1)	Includes shares of common stock issuable upon exercise of stock options and stock purchase warrants.
(2)	Includes exercise price of outstanding stock options and stock purchase warrants.
(3)	Consists of the shares available for future issuance under the 2019 Plan and the authorized but unissued common stock purchase warrants.
(a)	See Note 12- Equity in the Notes to Consolidated Financial Statements included in this Form 10-K for the years ended December 31, 2021 and 2020 for further information.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s main source of funding is its line of credit, which represented approximately 63% ($30,476,375) of its capital as of December 31, 2021. This line of credit was replaced with a new lender, First Horizon Bank, on February 3, 2021. As of December 31, 2021, the Company’s subordinated notes payable represented approximately 19% ($9,341,112) of the Company’s capital, operating liabilities provide approximately 8% ($3,894,934) of the Company’s capital, preferred equity provides approximately 2% ($990,000) of the Company’s capital, the PPP loan represents approximately 1% ($271,000) of the Company’s capital, and equity in retained earnings and common paid-in capital represents the remaining 7% ($3,544,779) of the Company’s capital structure.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Years Ended December 31,
	2021	2020
Gross Revenue	$7,664,743	$6,434,182
Originations	$109,803,362	$91,412,909
Interest Earned Rate	15.4%	15.5%
Cost of Funds Rate	3.50%	3.71%
Reserve Ratio	2.13%	1.67%
Provision Rate	0.77%	0.43%
Return on Assets	1.81%	1.56%
Return on Equity	25.87%	24.42%

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

RESULTS of OPERATIONS

Results of Operations for the Year ended December 31, 2021 Compared to the Year ended December 31. 2020

Revenue

Revenue increased by 19.1% overall or $1,230,561 to $7,664,743 for the year ended December 31, 2021 from $6,434,182 for the year ended December 31, 2020. The increase in revenue was due to a 19.7% or $1,039,530 increase in finance charges, a 12.5% or $108,334 increase in revenue from late charges, and a 27.0% or $82,697 increase in origination charges. Revenue from finance charges comprised 82.2% of overall revenue for the year ended December 31, 2021.

During the year ended December 31, 2021 compared to the year ended December 31, 2020, the company financed an additional $18,390,453 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. In conjunction with the increased amounts financed, the Company also increased the quantity of loan originations by 4,915 new loans for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new originations, the company has greater borrowing power, giving it the opportunity generate additional revenues. Throughout 2020, the Company experienced a constraint on loan originations as it pushed near the limit of its previous $27,500,000 line of credit. In February 2021, the Company executed a $35,000,000 line of credit with a new lender, terminating the previous line of credit. The additional availability on our line of credit was an essential driver to our increased originations during the year ended December 31, 2021 as compared to the year ended December 31, 2020. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expenses

Expenses increased by 18.7% or $1,021,925 to $6,478,413 for the year ended December 31, 2021 from $5,456,488 for the year ended December 31, 2020.

The increase in expenses was primarily due to increases in the following categories:

•	$444,986 increase in bad debt expense as a result of the significant growth the Company experienced during 2021. The Company maintains a bad debt reserve based on the gross value of its premium finance contracts and related receivable. These receivables grew 19.7% or $7,674,347 as of December 31, 2021 as compared to December 31, 2020. Management also increased its target reserve balance monthly to mitigate any unlikely uncertainties related to growth in the Company’s receivables.

•	$169,593 increase in professional fees as a result of increased consulting services for technological, legal, and SEC activities. During 2021, the Company employed the services of technological consultants to help expand and improve the Company’s proprietary software. The Company also had increased legal and consulting fees related to the new line of credit and SEC-related activities in anticipation of getting its common stock trading.
•	$159,041 increase in commission expense as a result of increased originations in 2021. Commission expense is directly tied to loan originations, thus an increase in commission expense is expected during periods of growth, such as the Company experienced during the year ended December 31, 2021.
•	$103,567 increase in salaries and wages expense as a result of hiring a new marketing representative to service our North Carolina and South Carolina region as well as increases in salary and hourly rates for our office staff.
•	$22,947 increase in interest expense as a result of the new line of credit. Despite the increase in borrowings on the line of credit of $4,822,902, an increase of 18.8% for the year ended December 31, 2021 compared to the December 31, 2020, interest expense increased by $22,947 or 1.3% over the same period. This is a result of a significant reduction in the 30-day LIBOR rate used in calculating the Company’s interest on the line of credit during the year ended December 31, 2021 as compared to December 31, 2020, thus greatly reducing the cost of funds. Furthermore, the Company’s new line of credit, effective in February 2021, has a lower minimum rate, which was employed throughout 2021. See Liquidity and Capital Resources for more information regarding the Company’s new line of credit.

Income before Taxes

Net Income before taxes increased by $208,636 to $1,186,330 for the year ended December 31, 2021 from $977,694 for the year ended December 31, 2020. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $19,718 to $310,007 for the year ended December 31, 2021 from $290,289 for the year ended December 31, 2020. This increase was primarily attributable to the increase in taxable income.

Net Income

Net Income increased by $188,918 to $876,323 for the year ended December 31, 2021 from $687,405 for the year ended December 31, 2020. This increase was attributable to the $208,636 increase in income before taxes related to increased business activity, partially offset by the $19,718 increase in the provision for income taxes related to increased taxable income.

Comparison of Cash Flows for the Year Ended December 31, 2021 and December 31, 2020

Cash Flows from Operating Activities

We used $6,450,444 in cash for our operating activities in 2021 compared to $1,296,702 provided by our operating activities in 2020. The increase in cash used of $7,747,146 was primarily due to a $8,452,691 increase of cash used to support working capital components and offset by a $705,545 increase in net income as adjusted for noncash items.

The $8,452,691 increase in cash used to support working capital components was primarily the due to a $7,918,781 increase in the change in premium finance contracts, and a $518,956 increase in the change in drafts payable. The Company’s premium finance contracts receivable increased significantly throughout 2021, which requires investments in working capital to support the larger portfolio. As such, the Company expects these net cash outflows from operations during periods of growth. As discussed in the Revenues and Future Cash Requirements section, although the Company was able to grow in 2020, the Company was effectively constrained by the limit of its previous line of credit agreement. During 2021, the Company utilized its increased availability on its new line of credit leading to the large increase in premium finance contracts receivable.

The $705,545 increase of cash from net earnings as adjusted by noncash items resulted primarily from an $188,918 increase in net income, a $444,986 increase in bad debt expense, and $81,331 increase in amortization of loan origination fees. As discussed in the Expenses section, the Company bolstered its bad debts reserve for its premium finance contracts receivable in accordance with the growth experienced during 2021.

Cash Flows from Investing Activities

We used $80,500 of cash in our investing activities in 2021 compared to $62,294 in cash used in 2020. The increase in cash used of $18,206 is due primarily to an increase in purchases of property and equipment of $15,304. In 2021, the Company purchased a new vehicle, which is being depreciated over five years.

Cash Flows from Financing Activities

We were provided $6,074,642 cash in our financing activities in 2021 compared to $1,102,725 used in financing activities in 2020. The increase in funds provided of $7,177,367 is due primarily to an increase in proceeds from our line of credit of $5,911,670, an increase in proceeds from notes payable – others of $1,076,047, and a decrease in repayments of notes payable – others of $555,600. These were partially offset by a decrease of $320,000 in proceeds from the sale of Series A convertible preferred stock and a decrease of $271,000 in proceeds from the PPP loan. As discussed in the Revenues and Liquidity and Capital Resources sections, in 2020, the Company was limited in the amounts it could draw from its line of credit, due to reaching maximum availability throughout the year. In 2021, the Company utilized its increased line of credit to finance its increased premium finance contracts receivable. In conjunction with the new line of credit, the Company was required to increase its subordinated debt, which accounts for the increases in proceeds from notes payable – others.

LIQUIDITY and CAPITAL RESOURCES as of December 31, 2021

We had $20,987 cash and a working capital surplus of $9,621,194 at December 31, 2021. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company executed a loan amendment with First Horizon Bank to increase its line of credit to $45,000,000, an increase of $10,000,000. The terms of the new line of credit are generally more favorable than the previous line of credit, including an interest rate based on the 30-day LIBOR rate plus 2.85% with a minimum rate of 3.35%. The previous, terminated line of credit had an interest rate based on the 30-day LIBOR rate plus 2.75% with a minimum rate of 3.75%. The Company believes that the interest rate will be based on the minimum rate for the entire term of the line of credit, which will lead to savings on interest expense over the term of the deal, though the Company cannot guarantee the minimum rate will be employed for the term of the loan. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

During the year ended December 31, 2021, the Company raised an additional $168,000 in subordinated notes payable – related parties and $1,246,047 in subordinated notes payable – others. A requirement of the new line of credit was an increase in our subordinated debt to provide additional collateral to the bank. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

In April 2020, the Company received a $271,000 loan through the PPP program with the Small Business Administration. The Company proudly applied 100% of the proceeds of the loan to its main purpose of keeping their staff employed at the same level as before the COVID-19 pandemic. The Company maintained the same level of employment throughout 2020 with support from the PPP loan. The Company expects to repay this loan during 2022.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of December 31, 2021, the Company was contractually obligated as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Line of credit	$30,476,375	$30,476,375	$—	$—	$—
Subordinated notes payable	9,341,112	3,147,023	5,935,105	258,984	—
Capital lease obligations	64,910	11,857	39,536	13,517	—
Operating lease obligations	228,954	98,249	130,705	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	271,000	271,000	—	—	—
Total contractual obligations	$40,382,351	$34,004,504	$6,105,346	$272,501	$—

As of December 31, 2020, the Company was contractually obligated as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Line of credit	$25,653,473	$25,653,473	$—	$—	$—
Subordinated notes payable	8,029,465	2,609,122	5,021,484	398,859	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	95,425	39,344	56,081	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	271,000	15,022	255,978	—	—
Total contractual obligations	$34,049,363	$28,316,961	$5,333,543	$398,859	$—

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

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to directors, executives, employees and consultants, including employee stock options related to our 2019 Equity Incentive Plan and stock warrants based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model to estimate the value of employee stock options and stock warrants which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based expectations of future developments over the term of the option.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2021 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 framework). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers of Standard Premium Finance Holdings, Inc.

The following table sets forth the names, ages and titles of our executive officers and directors as of March 25, 2022.

Name	Age	Position
William Koppelmann	58	Chairman, President, Chief Executive Officer
Brian Krogol	33	Chief Financial Officer, Director
Margaret Ruiz	59	Operations Manager, Secretary
Victor Galliano	57	Vice President of Marketing
Robert Mattucci	56	Vice President of Sales
Scott Howell, MD	56	Director
Mark E. Kutner, MD	61	Director
John C. Leavitt, DBA	59	Director
Christopher Perrucci, ESQ	59	Director
James Wall	73	Director
Carl C. Hoechner	62	Director

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

Brian Krogol –Director, Chief Financial Officer.

Brian Krogol has been our Chief Financial Officer since June 2021. Mr. Krogol joined Standard Premium Finance Holdings, Inc. as Vice President of Accounting in October 2019. Brian Krogol graduated from the Fisher School of Accounting at the University of Florida with a Master of Accounting (MAcc) in 2011. From 2011-2013, he worked as an auditor with Grant Thornton, an international organization of independent assurance, tax, and advisory firms, gaining audit experience with companies in the health care, manufacturing, distribution, hospitality, restaurant, and financial industries, as well as, experience on 10-Q, 10-K, SOX 404, benefit plan, and IPO engagements for SEC clients, as well as quarter- and year-end engagements for private clients reporting under US GAAP. Mr. Krogol gained recognition for earning the prestigious Elijah Watt Sells award in 2012 for his performance on the Certified Public Accountant examination. Of more than 92,000 candidates who sat for the examination in 2012, only thirty-nine candidates met the criteria for this award. On the tailwind of this award, from 2013-2019, Mr. Krogol operated a private tutoring business, primarily preparing students for the CPA exam, as well as college level accounting, finance, economics, and mathematics courses. During this period, from 2015 to 2018, Mr. Krogol joined Clutch Prep as Lead Business Instructor, designing and maintaining online curriculum, including recording instructional videos for undergraduate level accounting, finance, and economic courses. The board believes that Mr. Krogol provides essential insight into the Company’s financial affairs.

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

Robert Mattucci – Vice President of Sales.

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

Victor Galliano – Vice President of Marketing.

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

John C. Leavitt, DBA – Director.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our chief executive officer, our chief financial officer, and our two other most highly compensated executive officers serving during fiscal 2021 (the “named executive officers”)

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	Warrant Awards ($) (4)	Total ($)
William Koppelmann	2021	184,773	9,428	—	—	194,201
Chief Executive Officer	2020	164,202	2,537	—	2,100	168,839
Brian Krogol	2021	135,385	7,422	—	—	142,807
Chief Financial Officer	2020	105,770	541	30,969	700	106,311
Victor Galliano	2021	163,751	1,703	—	—	165,454
Vice President of Sales	2020	146,378	1,014	10,323	—	157,715
Robert Mattucci	2021	145,588	3,819	—	—	149,407
Vice President of Marketing	2020	136,173	2,707	10,323	—	149,203

———————

(1)	Salary and Commissions paid through payroll
(2)	Cash bonuses paid through payroll
(3)	Fair Value of Option Awards at Grant Date. See Note 12 to the Company’s Consolidated Financial Statements for the Years Ended December 31, 2021 and 2020 for details on determination of fair value of Stock Options. This amount is calculated assuming that the vesting condition requiring continued employment through March 1, 2022 will be achieved.
(4)	Fair Value of Warrant Awards at Grant Date. See Note 12 to the Company’s Consolidated Financial Statements for the Years Ended December 31, 2021 and 2020 for details on determination of fair value of Stock Warrants.

Outstanding Equity Awards Table

The following table sets forth outstanding equity awards for our named executive officers at December 31, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name (a)	Number of securities underlying unexercised warrants (#) exercisable (b)	Number of securities underlying unexercised warrants (#) not exercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option/warrant exercise price (e)	Option/warrant expiration date (f)
William Koppelmann	25,000	—	—	$4.00	March 31, 2025
	75,000	—	—	$12.00	March 31, 2025
Brian Krogol	—	—	83,700	$0.80	February 28, 2030
	5,000	—	—	$4.00	March 31, 2025
	50,000	—	—	$12.00	March 31, 2025
Victor Galliano	—	—	27,900	$0.80	February 28, 2030
Robert Mattucci	—	—	27,900	$0.80	February 28, 2030

Note: The stock options issued under the Equity Incentive Plan vested over a two year period from March 1, 2020 through February 28, 2022. The warrants all vested immediately.

Director Compensation in 2021

Our Board of Directors believes that attracting and retaining qualified non-employee directors will be critical to the future value growth and governance of our company. Our Board of Directors also believes that a significant portion of the total compensation package for our directors should be equity-based to align the interest of our directors with our stockholders. In June 2021, the Company issued to its non-employee directors for 2021 compensation:

•	Dr. Mark Kutner, 50,000 Class W4A Warrants for the purchase of common stock for $4.00 per share with a total fair value at the grant date of $2,650
•	Mr. Bobby Story, 50,000 Class W4A Warrants for the purchase of common stock for $4.00 per share with a total fair value at the grant date of $2,650

These amounts represent the Fair Value of Warrant Awards at Grant Date. See Note 12 to the Company’s Consolidated Financial Statements for the Years Ended December 31, 2021 and 2020 for details on determination of fair value of Stock Warrants. The Warrants have a term of five (5) years and have a cashless exercise provision.

The following table lists all individuals who served on the Board of Directors during the year ended December 31, 2021. Only Dr. Kutner and Mr. Story received compensation for Board service in 2021. Messrs. Koppelmann and Krogol received compensation for services as executive officers as set forth in the Summary Compensation Table and no compensation for Board service:

Name	Service Comments
William Koppelmann	Currently serving on Board
Scott Howell, MD	Currently serving on Board
Mark E. Kutner, MD	Currently serving on Board
John C. Leavitt, DBA	Currently serving on Board
Christopher Perrucci, ESQ	Currently serving on Board
James Wall	Currently serving on Board
Carl C. Hoechner	Currently serving on Board
Brian Krogol	Appointed June 2021 and currently serving on Board
Bobby Story	Retired from Board in June 2021
Samuel Konig	Retired from Board in January 2022

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Convertible Preferred Stock as of March 25, 2021 by (i) each stockholder who is known by the Company to own beneficially more than five percent of any class of the Company’s voting securities, (ii) each current director of the Company, (iii) each of the Company’s current executive officers, and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to the table, the listed stockholders hold sole voting and investment power over their respective shares. The information as to each person or entity is based upon the Company’s records and information provided to the Company.

	Common Stock			Series A Convertible Preferred Stock
Name	Number of Shares (a)		Percent of Class (a)	Number of Shares	Percent of Class
William Koppelmann	905,855	(b)	22.3%
Brian Krogol	138,700	(c)	3.4%	2,000	2.0%
Carl C. Hoechner	196,076	(d)	4.8%
Mark Kutner, MD	241,500	(e)	5.9%	50,000	49.5%
James Wall	103,256	(f)	2.5%
Chris Perrucci	91,500	(g)	2.2%
John Leavitt	91,500	(h)	2.2%
Scott Howell, MD	91,500	(i)	2.2%
Victor Galliano	43,159	(j)	1.1%
Robert Mattucci	39,203	(k)	1.0%
Margaret Ruiz	27,378	(l)	<1%

All Officers and Directors as a Group (11 persons)	1,969,627		48.4%

Shareholders with greater than 5%:
MaryLea Boatwright	286,748		7.0%

(a)	A party is deemed to be a beneficial owner of shares that can be acquired by such person within 60 days from December 31, 2021, upon their exercise of options and warrants. Each beneficial owner’s percentage of ownership is determined by assuming that options and warrants that are held by such party (but not those held by any other party) and are exercisable or convertible by such party within 60 days from that date have been so exercised or converted.
(b)	Consists of (i) 805,855 shares owned by Mr. Koppelmann directly, (ii) 25,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, and (iii) 75,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(c)	Consists of (i) 83,700 shares issuable upon exercise by Mr. Krogol of ten-year stock options at an exercise price of $0.80 per share, (ii) 5,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share and (iii) 50,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(d)	Consists of (i) 171,076 shares owned by Mr. Hoechner directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(e)	Consists of (i) 126,500 shares owned by Dr. Kutner directly, (ii) 15,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, (iii) 50,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share, and (iv) 50,000 shares issuable upon exercise of Class W4A five-year warrants at an exercise price of $4.00 per share.
(f)	Consists of (i) 78,256 shares owned by Mr. Wall directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(g)	Consists of (i) 66,500 shares owned by Mr. Perrucci directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(h)	Consists of (i) 66,500 shares owned by Mr. Leavitt directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(i)	Consists of (i) 66,500 shares owned by Mr. Howell directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(j)	Consists of (i) 15,259 shares owned by Mr. Galliano directly and (ii) 27,900 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(k)	Consists of (i) 11,303 shares owned by Mr. Mattucci directly and (ii) 27,900 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(l)	Consists of (i) 17,378 shares owned by Ms. Ruiz directly and (ii) 10,000 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.

Address of William J. Koppelmann, Carl Christian Hoechner, Mark Kutner, James Wall, Chris Perrucci, John Leavitt, Scott Howell, Victor Galliano, Robert Mattucci, Margaret Ruiz, and Brian Krogol is 13590 SW 134th Avenue, Suite 214, Miami, FL 33186. Address of MaryLea Boatwright is 3889 Admiral Drive, Chamblee, GA 30341.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Agreement with Bayshore Corporate Finance, LLC

In July 2016, the Company entered into a Consulting Agreement with Bayshore Corporate Finance, LLC to facilitate the Company’s business strategy and planning and to advise the Company in financial, mergers and acquisitions and other matters. Scott Howell, Chris Perrucci, John Leavitt and Samuel Konig were managers of Bayshore Corporate Finance, LLC and directors of the Company at the time the consulting agreement was executed. In December 2019, these directors retired as managers of Bayshore Corporate Finance, LLC. They had no ownership interest in Bayshore Corporate Finance, LLC. The Company paid Bayshore Corporate Finance, LLC $67,827 in 2020 and $64,973 in 2021. Additionally, on April 1, 2020, the Company issued Bayshore Corporate Finance, LLC 240,000 Class W4 Warrants for the purchase of common stock at $4.00 per share with a total fair value of $14,400 at the grant date. The Warrants have a term of five (5) years and have a cashless exercise provision. On June 11, 2021, the Company issued Bayshore Corporate Finance, LLC 75,000 Class W4A Warrants for the purchase of common stock at $4.00 per share with a total fair value of $3,975 at the grant date. The Warrants have a term of five (5) years and have a cashless exercise provision.

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

Loans to the Company by Officers and Directors

There are six directors and/or officers that have made loans to the company. Our CEO, William Koppelmann has advanced loans to the corporation through various notes totaling $202,000, maturing between 2022 and 2024, at interest of 8%. Mr. James Wall, director, has made advances of $166,000 that matures on June 30, 2025, at interest of 8%. Mr. Carl Christian Hoechner, director, has made advances of $27,000 maturing in 2022, at interest of 8%. Mr. Robert Mattucci, Vice President, has made advances of $130,000, maturing in 2024 and 2026, at interest of 8%. Ms. Margaret Ruiz, Secretary, has made advances of $10,000, maturing on May 31, 2022, at interest of 8%. Mr. Brian Krogol, Vice President, has made advances of $175,000, maturing in 2024, at interest of 8%. All interest is paid on a monthly basis, in arrears and the company is current on its payments.

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

Director Independence

The Company’s common stock is not listed on a national securities exchange. Therefore, the Company is not currently subject to director independence requirements. The Company has chosen to measure the independence of its directors under the definition of independence used by The Nasdaq Stock Exchange, LLC. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. Under such definition, the board of directors has determined that Carl Hoechner, Mark Kutner, MD, James Wall, Chris Perrucci, John Leavitt, and Scott Howell, MD, are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services rendered by Liggett & Webb, P.A. during the periods presented:

	Year Ended December 31,
Types of Fees	2021	2020
Audit Fees (1)	$61,500	$65,000
Audit-Related Fees (2)	—	3,000
Tax Fees (3)	2,500	2,000
Other Fees (4)	—	—
Total Fees	$64,000	$70,000

———————

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and professional services rendered in connection with our filing of our Registration Statement on Form 10 and other services that are normally provided by Liggett & Webb, P.A. during the periods presented in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees.
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above.

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

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID #287)
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statement of Operations for the years ended December 31, 2021 and 2020
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020
Consolidated Statement of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Registrant’s Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	By-laws of Registrant. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
4.1	Description of Securities.
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(a)*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(b)*	Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*	Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.6	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020. (Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.8	Credit and Guaranty Agreement dated October 5, 2018 between Standard Premium Finance Management Corporation and Woodforest National Bank. (Incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

10.9	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2022

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2022.

Signature	Title

/s/ William Koppelmann	Chairman, President, Chief Executive Officer, Director
William Koppelmann	(Principal Executive Officer)

/s/ Brian Krogol	Chief Financial Officer and Director
Brian Krogol	(Principal Financial Officer)

/s/ Scott Howell, MD	Director
Scott Howell, MD

/s/ Mark E. Kutner, MD	Director
Mark E. Kutner, MD

/s/ John C. Leavitt, DBA	Director
John C. Leavitt, DBA

/s/ Christopher Perrucci	Director
Christopher Perrucci

/s/ James Wall	Director
James Wall

/s/ Carl C. Hoechner	Director
Carl C. Hoechner

Standard Premium Finance Holdings, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Standard Premium Finance Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Premium Finance Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

To test the fair value of derivative liabilities, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions used by the Company and valuation specialist engaged by the Company.

Allowance for doubtful accounts for premium contract receivables and other related receivables

As described in Notes 2 and 3 to the consolidated financial statements, the carrying amount of the Premium Finance Contracts (“Contracts”) is reduced by an allowance for losses that are maintained at a level which, in management’s judgment, is adequate to absorb losses inherit in the Contracts. The amount of the allowance is based upon management’s evaluation of the collectability of the Contracts, including the nature of the accounts, credit concentration, trends, historical data, specific impaired Contracts, economic conditions, and other risks inherent in the Contracts. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recovery.

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

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2019.

Boynton Beach, Florida

March 25, 2022

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$20,987	$477,289
Premium finance contracts and related receivable, net	46,674,273	38,999,926
Prepaid expenses and other current assets	538,139	383,908
TOTAL CURRENT ASSETS	47,233,399	39,861,123

PROPERTY AND EQUIPMENT, NET	83,794	81,547
OPERATING LEASE ASSETS	228,954	95,425
FINANCE LEASE ASSETS	65,176	—

OTHER ASSETS
Cash surrender value of life insurance	559,877	516,306
Deferred tax asset	347,000	260,000
TOTAL OTHER ASSETS	906,877	776,306

TOTAL ASSETS	$48,518,200	$40,814,401

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$153,264	$—
Line of credit, net	30,476,375	25,653,473
Drafts payable	1,935,278	1,870,965
Note payable - current portion	2,285,023	2,257,821
Note payable - stockholders and related parties - current portion	862,000	351,301
Payroll Protection Program loan - current portion	271,000	15,022
Operating lease obligation - current portion	104,880	39,344
Finance lease obligation - current portion	11,857	—
Accrued expenses and other current liabilities	1,512,528	1,210,261
TOTAL CURRENT LIABILITIES	37,612,205	31,398,187

LONG-TERM LIABILITIES
Note payable, net of current portion	4,964,787	3,823,343
Note payable - stockholders and related parties, net of current portion	1,229,302	1,597,000
Payroll Protection Program loan, net of current portion	—	255,978
Operating lease obligation, net of current portion	124,074	56,081
Finance lease obligation, net of current portion	53,053	—
TOTAL LONG-TERM LIABILITIES	6,371,216	5,732,402

TOTAL LIABILITIES	43,983,421	37,130,589

COMMITMENTS AND CONTINGENCIES (see Note 15)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 99,000 and 99,000 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	99	99
Common stock, par value $.001 per share; 100 million shares authorized, 2,905,016 and 2,905,016 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2,905	2,905
Additional paid in capital	2,682,995	2,639,051
Retained earnings	1,848,780	1,041,757
TOTAL STOCKHOLDERS' EQUITY	4,534,779	3,683,812

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,518,200	$40,814,401

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Operations

For the Years Ended December 31, 2021 and 2020

	For the Year Ended
	December 31,
	2021	2020

REVENUES
Finance charges	$6,303,142	$5,263,612
Late charges	972,757	864,423
Origination fees	388,844	306,147

TOTAL REVENUES	7,664,743	6,434,182

OPERATING COSTS AND EXPENSES

Interest expense	1,725,745	1,702,798
Salaries and wages	1,471,547	1,367,980
Commission expense	1,001,945	842,904
Bad debts	842,019	397,033
Professional fees	350,145	180,552
Postage expense	111,242	122,447
Insurance expense	166,810	165,537
Other operating expenses	808,960	677,237

TOTAL COSTS AND EXPENSES	6,478,413	5,456,488

INCOME BEFORE INCOME TAXES	1,186,330	977,694

PROVISION FOR INCOME TAXES	310,007	290,289

NET INCOME	876,323	687,405

PREFFERED SHARE DIVIDENDS	69,300	55,802

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$807,023	$631,603

Net income per share attributable to common shareholders
Basic and Diluted	$0.28	$0.21

Weighted average common shares outstanding
Basic and Diluted	2,905,016	3,052,557

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2019	60,000	$60	3,505,016	$3,505	$2,672,399	$403,329	$3,079,293

Series A Convertible Preferred Stock issued for cash and exchanged for note payable	39,000	39	—	—	389,961	—	390,000
Debit issued to retire stock	—	—	(600,000)	(600)	(479,400)	—	(480,000)
Options and warrants issued for services	—	—	—	—	56,091	—	56,091
Distributions (preferred shares)	—	—	—	—	—	(48,977)	(48,977)
Net income	—	—	—	—	—	687,405	687,405
BALANCE AT DECEMBER 31, 2020	99,000	$99	2,905,016	$2,905	$2,639,051	$1,041,757	$3,683,812

Options and warrants issued for services					43,944		43,944
Distributions (preferred shares)						(69,300)	(69,300)
Net income	—	—	—	—	—	876,323	876,323
BALANCE AT DECEMBER 31, 2021	99,000	$99	2,905,016	$2,905	$2,682,995	$1,848,780	$4,534,779

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2021 and 2020

	For the Year Ended
	December 31,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$876,323	$687,405
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Depreciation	34,682	25,209
Amortization of right to use asset - operating lease	101,806	109,447
Amortization of finance lease asset	625	—
Bad debt expense	842,019	397,033
Amortization of loan origination fees	142,980	61,649
Options issued for services	34,669	28,891
Warrants issued for services	9,275	27,200
Changes in operating assets and liabilities:
(Increase)/Decrease in premium finance contracts	(8,516,366)	(597,585)
(Increase)/Decrease in prepaid expenses and other current assets	(154,231)	(282,868)
(Increase)/Decrease in deferred tax asset, net	(87,000)	(10,000)
Increase/(Decrease) in drafts payable	64,313	583,269
Increase/(Decrease) in accounts payable and accrued expenses	302,267	376,499
Increase/(Decrease) in operating lease liability	(101,806)	(109,447)
Net cash (used in) provided by operating activities	(6,450,444)	1,296,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made on life insurance policy	(43,571)	(40,399)
Purchases of property and equipment	(36,929)	(21,895)
Net cash used in investing activities	(80,500)	(62,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	153,264	—
Proceeds from notes payable - stockholders and related parties	168,000	60,000
Repayment of notes payable - stockholders and related parties	(25,000)	(10,000)
Repayment of finance lease obligation	(891)	—
Proceeds from PPP Loan	—	271,000
Proceeds of line of credit, net of repayments	4,679,922	(1,231,748)
Dividends paid	(69,300)	(48,977)
Proceeds from sale of preferred stock	—	320,000
Proceeds from notes payable - other	1,246,047	170,000
Repayment of notes payable - other	(77,400)	(633,000)
Net cash provided by (used in) financing activities	6,074,642	(1,102,725)

NET CHANGE IN CASH	(456,302)	131,683

CASH AT THE BEGINNING OF THE YEAR	477,289	345,606

CASH AT THE END OF THE YEAR	$20,987	$477,289

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows (Continued)

For the Years Ended December 31, 2021 and 2020

	For the Year Ended
	December 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$365,248	$222,946
Interest paid	$1,731,968	$1,607,576
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt issued to retire common stock	$—	$480,000
Debt exchanged for Series A Convertible Preferred Stock	$—	$70,000
Operating lease assets obtained in exchange for lease liabilities	$235,335	$—
Finance lease assets obtained in exchange for lease liabilities	$65,801	$—

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFH” or the “Holdings”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida. SPFH issued 100,000 shares of common stock to its founder with a fair value of $100 in exchange for services provided.

Standard Premium Finance Management Corporation (“SPFMC” or the “Subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas, Virginia, and Arizona.

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

Cash, Cash Equivalents, and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents at December 31, 2021 and December 31, 2020.

The Company experienced a cash overdraft of $153,264 in its primary group of bank accounts as of December 31, 2021. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

2. Summary of Significant Accounting Policies (Continued)

Premium Finance Contracts and Related Receivable

The Company finances insurance premium on policies for the transportation industry and other commercial enterprises. The term of each contract varies from 3 to 12 monthly payments. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant a power of attorney contained in the finance contract. As of December 31, 2021 and December 31, 2020, the amount of unearned premium on open and cancelled contracts totaled $67,929,695 and $50,994,858, respectively. The annual percentage interest rates on new contracts averaged approximately 15.4% and 15.5% during the years ended December 31, 2021 and 2020, respectively.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at one bank. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are approximately $0 and $545,748 at December 31, 2021 and 2020, respectively. The Company mitigates this risk by maintaining its cash balances at a high-quality financial institution. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	December 31, 2021	December 31, 2020
Uninsured Balance	$—	$545,748
Plus: Insured balances	—	250,000
Plus: Balances at other institutions that do not exceed FDIC limit	193,179	7,913
Plus: Cash overdraft	153,264	—
Less: Outstanding checks	(325,456)	(326,372)

Cash per Consolidated Balance Sheet	$20,987	$477,289

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 53% and 56% of the Company’s business activity is with customers located in Florida for 2021 and 2020, respectively. Approximately 19% and 21% of the Company’s business activity is with customers located in Georgia for 2021 and 2020, respectively. Approximately 13% and 10% of the Company’s business activity is with customers located in North Carolina for 2021 and 2020, respectively. There were no other significant regional, industrial or group concentrations during the years ended December 31, 2021 and 2020.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place was $559,877 and $516,306 at December 31, 2021 and 2020, respectively.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

2. Summary of Significant Accounting Policies (Continued)

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of December 31, 2021 and 2020.

The Company filed consolidated tax returns for the years ended December 31, 2021 and 2020, which are subject to examination by federal and state tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2021 and 2020.

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

For both the years ended December 31, 2021 and 2020, stock options to purchase 187,400 shares of common stock were outstanding, respectively, as described in Note 12. 93,700 of these options vested on March 1, 2021 and the remaining 93,700 stock options vest on March 1, 2022. The stock options are anti-dilutive and not included in the calculation of diluted EPS at December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, stock warrants to purchase 975,000 and 800,000 shares of common stock were outstanding, respectively, as described in Note 12. Although these stock warrants vested immediately, they are not “in-the-money” and are thus anti-dilutive and not included in the calculation of diluted EPS at December 31, 2021 and 2020. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. A conversion prior to public trading requires the stockholders’ consent.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

2. Summary of Significant Accounting Policies (Continued)

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

Reclassification

In 2021, the Company reconsidered its definition of related party when classifying its notes payable. The Company previously had recorded notes payable due from any stockholder as a related party note. Under the new classification, only notes payable to officers, directors, greater than 5% shareholders, and insiders are considered related party notes. See Footnote 9 and Footnote 10 for more information on the notes payable. The effect of this reclassification on the consolidated balance sheet presented as of December 31, 2020 is as follows:

	December 31, 2020	Reclassification	December 31, 2020
Consolidated Balance Sheet Item	(before reclassification)	amount	(after reclassification)
Notes payable – current portion	$1,886,387	$371,434	$2,257,821
Notes payable, net of current portion	1,894,785	1,928,558	3,823,343
Total notes payable	$3,781,172	$2,299,992	$6,081,164

Notes payable – stockholders and related parties – current portion	$722,735	$(371,434)	$351,301
Notes payable – stockholders and related parties, net of current portion	3,525,558	(1,928,558)	1,597,000

Total notes payable – stockholders and related parties	$4,248,293	$(2,299,992)	$1,948,301

The effect of this reclassification on the consolidated statement of cash flows for the year ended December 31, 2020 is as follows:

	December 31, 2020	Reclassification	December 31, 2020
Consolidated Statement of Cash Flows Item	(before reclassification)	amount	(after reclassification)
Proceeds from notes payable - other	$150,000	$20,000	$170,000
Repayment of notes payable - other	(631,000)	(2,000)	(633,000)

Proceeds from notes payable - stockholders and related parties	80,000	(20,000)	60,000
Repayments of notes payable - stockholders and related parties	(12,000)	2,000	(10,000)

The reclassification had no effect on the consolidated statement of operations and the consolidated statement of changes in stockholders’ equity.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have a material impact on the financial statements of the Company.

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

Premium finance contract and agents’ receivable at December 31, 2021 and December 31, 2020 are as follows:

	December 31,	December 31,
Description	2021	2020

Insurance premium finance contracts outstanding	$44,079,251	$37,499,416
Insurance premium finance contracts cancelled	4,426,576	2,627,810
Insurance Premium finance contracts gross	48,505,827	40,127,226
Amounts due from agents	793,869	891,464
Less: Unearned interest	(1,431,666)	(1,194,422)
Insurance premium finance contracts net	47,868,030	39,824,268
Less: Allowance for doubtful accounts	(1,193,757)	(824,342)

Total	$46,674,273	$38,999,926

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

3. Premium Finance Contracts, Related Receivable and Allowance for Doubtful Accounts (Continued)

The allowance for doubtful accounts at December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020

Allowance for premium finance contracts	$1,000,000	$650,000
Allowance for amounts due from agents	193,757	174,342

Total allowance for doubtful accounts	$1,193,757	$824,342

Activity in the allowance for doubtful accounts for the years ended December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020

Balance, at the beginning of the year	$824,342	$785,532
Current year provision	1,353,057	1,086,207
Direct write-downs charged against the allowance	(1,212,150)	(1,520,947)
Recoveries of amounts previously charged off	228,508	473,550

Balance at end of the year	$1,193,757	$824,342

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

	December 31, 2021	December 31, 2020
Total Provision per footnote table	$1,353,057	$1,086,207
Less: Contra-revenues	(483,746)	(689,174)
Less: Current year provisions for amounts due from agents	(27,292)	—
Bad Debt Expense per the Consolidated Statement of Operations	$842,019	$397,033

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

4. Property and Equipment, Net

At December 31, 2021 and 2020, the Company’s property and equipment consists of the following:

	December 31, 2021	December 31, 2020

Computer Software	$26,207	$26,207
Automobile	87,867	53,986
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	62,974	59,927
Property and equipment	308,132	271,204
Accumulated depreciation	(224,338)	(189,657)

Property and equipment, net	$83,794	$81,547

The Company recorded depreciation expense of $34,682 and $25,209, respectively for the years ended December 31, 2021 and 2020.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. In March 2021, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2023 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335. The Company used its incremental borrowing rate of 5.25% for all operating leases as of December 31, 2021 and December 31, 2020.

Office lease – On March 1, 2021, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,450 per month and expires in February 2024, including the renewal option (see Note 14).

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

Server lease – On December 7, 2021, the Company entered into a five-year lease for computer hardware. The lease contains a bargain purchase option, which the Company intends to exercise. The Company recorded this lease as a finance lease. The fixed asset and lease liability at inception of the lease was $66,281 and $65,801, respectively. The Company used its incremental borrowing rate of 5.25% to determine the present value of the lease payment. The lease payments are $1,249 per month through December 2026.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

5. Leases (Continued)

Supplemental balance sheet information related to leases is as follows:

		December 31,	December 31,
Leases	Classification	2021	2020

Right-of-use assets	Operating lease assets	$228,954	$95,425
Server lease	Finance lease assets	65,176	—
Total lease assets		$294,130	$95,425

Current operating lease liability	Current operating lease liabilities	$104,880	$39,344
Non-current operating lease liability	Long-term operating lease liabilities	124,074	56,081
Total operating lease liabilities		$228,954	$95,425

Current finance lease liability	Current finance lease liabilities	$11,857	$—
Non-current finance lease liability	Long-term finance lease liabilities	53,053	—
Total finance lease liabilities		$64,910	$—

The weighted-average remaining lease term is as follows:

	December 31,
	2021	2020
Weighted average remaining lease term (years)	2.99	3.33

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

5. Leases (Continued)

Maturities of lease liabilities as of December 31, 2021 were as follows:

2022	$122,824
2023	112,960
2024	42,472
2025	26,142
Thereafter	13,879

Total lease payments	318,277
Less: imputed interest	(24,413)
Present value of lease liabilities	$293,864

For the years ended December 31, 2021 and 2020, the total operating lease costs was $113,577 and $117,595, respectively. As of December 31, 2021 and 2020, operating lease payments includes $97,978 and $26,061, respectively of cost related to options to extend lease terms that are reasonably certain of being exercised.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by the bank as of December 31, 2021 and 2020, on insurance premium finance contracts received by the Company prior to December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the draft payable balances are $1,935,278 and $1,870,965, respectively.

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

At December 31, 2020, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and four significant stockholders of the Company. The line of credit bears interest at 30 Day Libor plus 2.75% per annum (3.75% at December 31, 2020). As of December 31, 2020, the amount of principal outstanding on the line of credit was $25,653,473 and is reported on the balance sheet net of $0 of unamortized loan origination fees. Interest expense on this line of credit for 2021 and 2020 totaled approximately $86,000 and $1,056,000, respectively. The Company recorded amortized loan origination fee in 2021 and 2020 of $0 and $61,649, respectively. This line of credit was fully paid off on February 3, 2021 (see below).

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

7. Line of Credit (Continued)

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit lender. On this date, the Woodforest loan was paid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of loan origination costs related to the credit increase.

At December 31, 2021, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and a member of the Board of Directors of the Company. The line of credit bears interest at 30 Day Libor plus 2.85% per annum (3.35% at December 31, 2021). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day Libor falls below 0.50%. For the year ended December 31, 2021, the minimum rate of 3.35% was in effect. As of December 31, 2021, the amount of principal outstanding on the line of credit was $30,537,067 and is reported on the consolidated balance sheet net of $60,692 of unamortized loan origination fees. Interest expense on this line of credit for the year ended December 31, 2021 totaled approximately $854,000. The Company recorded amortized loan origination fee for the year ended December 31, 2021 of $142,980.

The Company’s agreements with WNB and FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, and minimum balances. Management believes it was in compliance with the applicable debt covenants as of December 31, 2021 and December 31, 2020.

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

As of December 31, 2021 and December 31, 2020, the balance of the PPP loan is as follows:

	2021	2020
Total PPP loan	$271,000	$271,000
Less current maturities	(271,000)	(15,022)
Long-term maturities	$—	$255,978

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

9. Note Payable – Others

At December 31, 2021 and 2020 the balances of long-term unsecured notes to unrelated parties are as follows:

	December 31, 2021	December 31, 2020
Total notes payable - Others	$7,249,810	$6,081,164
Less current maturities	(2,285,023)	(2,257,821)

Long-term maturities	$4,964,787	$3,823,343

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$2,285,023	$2,257,821
2 years	766,497	2,170,008
3 years	2,007,400	312,076
4 years	1,971,907	942,400
5 years and beyond	218,983	398,859

Total maturities	$7,249,810	$6,081,164

These are notes payable to individuals. The notes are interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2026. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions within 90 days prior to the expiration date. Interest expense on these notes totaled approximately $475,000 and $441,000 during the year ended December 31, 2021 and 2020. The Company received proceeds on these notes of $1,246,047 and $170,000 for the years ended December 31, 2021 and 2020, respectively. The Company repaid principal on these notes of $77,400 and $633,000 for the years ended December 31, 2021 and 2020, respectively. On June 30, 2020, the Company exchanged $70,000 of outstanding notes for 7,000 shares of Series A Convertible Preferred Stock.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

10. Note Payable – Stockholders and Related Parties

At December 31, 2021 and 2020, the balances of long-term notes payable to stockholders and related parties are as follows:

	December 31, 2021	December 31, 2020
Total notes payable - Related parties	$2,091,302	$1,948,301
Less current maturities	(862,000)	(351,301)

Long-term maturities	$1,229,302	$1,597,000

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$862,000	$351,301
2 years	72,000	870,000
3 years	770,000	72,000
4 years	347,302	655,000
5 years and beyond	40,000	—

Total maturities	$2,091,302	$1,948,301

These are notes payable to stockholders and related parties. The notes are interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through February 28, 2026. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions within 90 days prior to the expiration date. Interest expense on these notes totaled approximately $170,000 and $144,000 during the year ended December 31, 2021 and 2020. The Company received proceeds on these notes of $168,000 and $60,000 for the years ended December 31, 2021 and 2020, respectively. The Company repaid principal on these notes of $25,000 and $10,000 for the years ended December 31, 2021 and 2020, respectively.

On March 30, 2020, the Company repurchased and retired 600,000 shares of common stock from a significant shareholder. The Company issued a $480,000 note payable in exchange for these shares, which is due four years from the repurchase date bearing 8% interest. The Company retains the right to prepay the note at any time with no prepayment penalty.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

11. Income Taxes

The provision for income taxes for the years ended December 31, 2021 and 2020, consisted of the following:

	2021	2020

Statutory rate applied to income before income taxes	$303,634	$252,050
Increase in income taxes results from:
Temporary differences	(2,167)	29,172
Non-deductible expenses	8,540	9,067
Change in valuation allowance	—	—

Income tax expense	$310,007	$290,289

	2021	2020
Income tax benefit at US statutory rate of 21%	21.00%	21.00%
Income tax benefit - state	4.59%	4.78%
Non-deductible expense	0.72%	3.10%
Change in temporary differences	-0.18%	0.81%
Change in valuation allowance	0.00%	0.00%

Income tax expense	26.13%	29.69%

	2021	2020
Deferred tax assets:
Allowance for uncollectible	$291,400	$260,000
Stock compensation	16,300	—
Book to tax depreciation	39,300	—
Gross deferred tax assets	347,000	260,000
Valuation allowance	—	—

Net deferred tax assets	$347,000	$260,000

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

12. Equity

Preferred Stock

As of December 31, 2021 and 2020, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible preferred stock. In April 2020, 10,000 Series A convertible preferred shares were issued for $100,000 cash. In June 2020, 9,000 Series A convertible preferred shares were issued for $20,000 in cash and exchanged for $70,000 of notes payable for a total of $90,000. In July 2020, 5,000 Series A convertible preferred shares were issued for $50,000 cash. In August 2020, 15,000 Series A convertible preferred shares were issued for $150,000 cash. As of both December 31, 2021 and 2020, 99,000 shares of Series A convertible preferred stock were issued and outstanding.

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

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the years ended December 31, 2021 and 2020, the Board of Directors has declared and paid dividends on the preferred stock of $69,300 and $55,802, respectively. As of December 31, 2021, preferred dividends are in arrears by $17,325 but were declared and paid in January 2022.

Common Stock

As of both December 31, 2021 and 2020, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

On March 30, 2020, the Company repurchased and retired 600,000 shares of common stock from a significant shareholder. The Company issued a $480,000 note payable in exchange for these shares, which is due four years from the repurchase date bearing 8% interest. The Company retains the right to prepay the note at any time with no prepayment penalty.

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Company’s common stock.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

12. Equity (Continued)

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	—	$—
Issued	187,400	0.80
Exercised	—	—
Outstanding at December 31, 2020	187,400	$0.80	9.2 years
Issued	—	—
Exercised	—	—
Outstanding at December 31, 2021	187,400	$0.80	8.2 years
Exercisable at December 31, 2021	93,700	$0.80	8.2 years

The above outstanding options were granted on March 1, 2020, to designated Officers and employees. Half of the options vested on March 1, 2021 and the other half will vest on March 1, 2022. During the years ended December 31, 2021 and 2020, the Company recognized $34,669 and $28,891, respectively, of stock option expense.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

12. Equity (Continued)

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	—	$—
Issued (Class W4)	400,000	4.00
Issued (Class W12)	400,000	12.00
Exercised	—	—
Outstanding at December 31, 2020	800,000	$8.00	4.3 years
Issued (Class W4A)	175,000	$4.00
Exercised	—	—
Outstanding at December 31, 2021	975,000	$7.28	3.46 years
Exercisable at December 31, 2021	975,000	$7.28	3.46 years

The above outstanding warrants were issued on June 11, 2021 and April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $9,275 and $27,200 on the grant date, respectively. The warrants vested immediately. During the years December 31, 2021 and 2020, the Company recognized $9,275 and $27,200, respectively, of stock warrant expense.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

12. Equity (Continued)

The fair value of the stock warrants originated in 2021 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Grant Date
(1) dividend yield of	0%
(2) expected volatility of *	50%
(3) risk-free interest rate of	0.90%
(4) expected life of	5 years
(5) estimated fair value	$0.74

*	Expected volatility is calculated using the historical volatility of other companies within the industry

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

13. Employee Benefit Plan

The Company maintains a qualified retirement profit sharing plan, which covers substantially all employees. Employees ratably vest in the plan over six years and the Company’s contributions to the plan are discretionary. A plan contribution of $75,000 and $50,000 was made for the years ended December 31, 2021 and 2020, respectively.

14. Related Party Transactions

The Company has engaged in transactions with related parties primarily shareholders, officers and directors and their relatives that involve financing activities and services to the Company. The following discussion summarizes its activities with related parties.

Office lease

As discussed in Note 5, the Company entered into a three-year lease for its office space in Miami, FL with an entity that is controlled by our CEO and related parties. The Company leases approximately 3,000 square feet of office space.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

14. Related Party Transactions (continued)

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

Notes Payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of December 31, 2021 and 2020, the amounts advanced were $2,091,302 and $1,948,301, respectively.

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

Stock Warrants

As discussed in Note 12, on April 1, 2020, the Company issued 800,000 stock warrants, of which 800,000 stock warrants were issued to officers, directors, and a related party. The impact on current earnings from this transaction is a total of $27,200, which was expensed immediately as the warrants vested immediately on grant date. On June 11, 2021, the Company issued 175,000 stock warrants, of which 175,000 stock warrants were issued to officers, directors, and a related party. The impact on current earnings from this transaction is a total of $9,275, which was expensed immediately as the warrants vested immediately on grant date. This transaction also increased additional paid-in capital by the same amount.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

16. Subsequent Events

In January 2022, the Company issued $150,000 of notes payable (others), repaid $35,000 of notes payable (others), and repaid $181,301 of notes payable (stockholders and related party). In February 2022, the Company issued $50,000 of notes payable (others) and repaid $155,000 of notes payable (others).

In January 2022, the Company exchanged $20,000 of notes payable (stockholders and related party) for 2,000 shares of its Series A Convertible Preferred Stock at a price of $10 per share.

In January 2022, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $17,325.

