Form 10-Q
period 2022-03-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2022-05-13
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

There were 2,905,016 shares of common stock issued and outstanding as of May 12, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2022 (unaudited) and December 31, 2021

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$106,886	$20,987
Premium finance contracts and related receivable, net	48,971,089	46,674,273
Prepaid expenses and other current assets	324,138	538,139
TOTAL CURRENT ASSETS	49,402,113	47,233,399

PROPERTY AND EQUIPMENT, NET	97,386	83,794
OPERATING LEASE ASSETS	203,655	228,954
FINANCE LEASE ASSETS	61,862	65,176

OTHER ASSETS
Cash surrender value of life insurance	567,464	559,877
Deferred tax asset	352,000	347,000
TOTAL OTHER ASSETS	919,464	906,877

TOTAL ASSETS	$50,684,480	$48,518,200

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$—	$153,264
Line of credit, net	32,225,547	30,476,375
Drafts payable	2,903,180	1,935,278
Note payable - current portion	1,152,849	2,285,023
Note payable - stockholders and related parties - current portion	825,000	862,000
Payroll Protection Program loan - current portion	271,000	271,000
Operating lease obligation - current portion	102,547	104,880
Finance lease obligation - current portion	12,013	11,857
Accrued expenses and other current liabilities	1,125,987	1,512,528
TOTAL CURRENT LIABILITIES	38,618,123	37,612,205

LONG-TERM LIABILITIES
Note payable, net of current portion	6,081,961	4,964,787
Note payable - stockholders and related parties, net of current portion	1,065,000	1,229,302
Operating lease obligation, net of current portion	101,108	124,074
Finance lease obligation, net of current portion	49,991	53,053
TOTAL LONG-TERM LIABILITIES	7,298,060	6,371,216

TOTAL LIABILITIES	45,916,183	43,983,421

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 101,000 and 99,000 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	101	99
Common stock, par value $.001 per share; 100 million shares authorized, 2,905,016 and 2,905,016 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,905	2,905
Additional paid in capital	2,708,771	2,682,995
Retained earnings	2,056,520	1,848,780
TOTAL STOCKHOLDERS' EQUITY	4,768,297	4,534,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,684,480	$48,518,200

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

REVENUES
Finance charges	$1,559,590	$1,395,581
Late charges	228,330	217,091
Origination fees	94,676	99,232

TOTAL REVENUES	1,882,596	1,711,904

OPERATING COSTS AND EXPENSES

Interest expense	426,490	394,824
Salaries and wages	360,699	332,123
Commission expense	240,849	251,339
Bad debts	168,105	177,053
Professional fees	105,802	51,597
Postage expense	25,366	24,688
Insurance expense	43,844	46,171
Other operating expenses	210,753	176,912

TOTAL COSTS AND EXPENSES	1,581,908	1,454,707

INCOME BEFORE INCOME TAXES	300,688	257,197

PROVISION FOR INCOME TAXES	75,623	76,943

NET INCOME	225,065	180,254

PREFERRED SHARE DIVIDENDS	17,325	17,325

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$207,740	$162,929

Net income per share attributable to common shareholders
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Weighted average common shares outstanding
Basic	2,905,016	2,905,016
Diluted	2,905,016	2,905,016

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2020	99,000	$99	2,905,016	$2,905	$2,639,051	$1,041,757	$3,683,812

Options issued for services					8,667		8,667
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	180,254	180,254
BALANCE AT MARCH 31, 2021 (unaudited)	99,000	$99	2,905,016	$2,905	$2,647,718	$1,204,686	$3,855,408

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2021	99,000	$99	2,905,016	$2,905	$2,682,995	$1,848,780	$4,534,779

Series A Convertible Preferred Stock issued in exchange for note payable	2,000	2			19,998		20,000
Options issued for services					5,778		5,778
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	225,065	225,065
BALANCE AT MARCH 31, 2022 (unaudited)	101,000	$101	2,905,016	$2,905	$2,708,771	$2,056,520	$4,768,297

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$225,065	$180,254
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH USED IN OPERATING ACTIVITIES:
Depreciation	4,541	7,873
Loss on disposal of property and equipment	2,167	—
Amortization of right to use asset - operating lease	25,299	27,868
Amortization of finance lease asset	3,314	—
Bad debt expense	168,105	177,053
Amortization of loan origination fees	21,858	25,238
Options issued for services	5,778	8,667
Changes in operating assets and liabilities:
(Increase)/Decrease in premium finance contracts	(2,464,921)	(4,613,918)
(Increase)/Decrease in prepaid expenses and other current assets	214,001	(96,190)
(Increase)/Decrease in deferred tax asset, net	(5,000)	(16,635)
Increase/(Decrease) in drafts payable	967,902	165,525
Increase/(Decrease) in accounts payable and accrued expenses	(386,541)	154,633
Increase/(Decrease) in operating lease liability	(25,299)	(27,868)
Net cash used in operating activities	(1,243,731)	(4,007,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made on life insurance policy	(7,587)	(7,096)
Sale of property and equipment	4,500	—
Purchases of property and equipment	(24,800)	(25,881)
Net cash used in investing activities	(27,887)	(32,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(153,264)	—
Proceeds from notes payable - stockholders and related parties	—	50,000
Repayment of notes payable - stockholders and related parties	(181,302)	—
Repayment of finance lease obligation	(2,906)	—
Proceeds of line of credit, net of repayments	1,727,314	3,404,447
Dividends paid	(17,325)	(17,325)
Proceeds from notes payable - other	200,000	531,965
Repayment of notes payable - other	(215,000)	—
Net cash provided by financing activities	1,357,517	3,969,087

NET CHANGE IN CASH	85,899	(71,390)

CASH AT THE BEGINNING OF THE PERIOD	20,987	477,289

CASH AT THE END OF THE PERIOD	$106,886	$405,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$85,000	$3,220
Interest paid	$423,601	$346,035
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt exchanged for Series A Convertible Preferred Stock	$20,000	$—
Operating lease assets obtained in exchange for lease liabilities	$—	$235,335

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFH” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.

Standard Premium Finance Management Corporation (“SPFMC” or the “subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas, Virginia, Maryland, Colorado, and Arizona.

The accompanying condensed consolidated financial statements include the accounts of SPFH and its wholly-owned subsidiary SPFMC. SPFH and its subsidiary are collectively referred to as “the Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements (unaudited), which include the accounts of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2021.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary for the fiscal year ended December 31, 2021 have been omitted.

Cash and Cash Equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents at March 31, 2022 and December 31, 2021.

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

March 31, 2022 and 2021

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

Premium Finance Contracts and Related Receivable

The Company finances insurance premium on policies for the transportation industry and other commercial enterprises. The term of each contract varies from 3 to 12 monthly payments. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant a power of attorney contained in the finance contract. As of March 31, 2022 and December 31, 2021, the amount of unearned premium on open and cancelled contracts totaled $70,748,780 and $67,929,695, respectively. The annual percentage interest rates on new contracts averaged approximately 14.8% and 15.2% during the three months ended March 31, 2022 and 2021, respectively.

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

March 31, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at three banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $234,069 and $0 at March 31, 2022 and December 31, 2021, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the balance sheet:

	March 31, 2022 (unaudited)	December 31, 2021
Uninsured Balance	$234,069	$—
Plus: Insured balances	250,000	—
Plus: Balances at other institutions that do not exceed FDIC limit	101,414	193,179
Plus: Cash overdraft	—	153,264
Less: Outstanding checks	(478,597)	(325,456)

Cash per Consolidated Balance Sheet	$106,886	$20,987

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 54% and 52% of the Company’s business activity is with customers located in Florida for both 2022 and 2021, respectively. Approximately 16% and 23% of the Company’s business activity is with customers located in Georgia for 2022 and 2021, respectively. Approximately 14% and 13% of the Company's business activity is with customers located in North Carolina for 2022 and 2021, respectively. There were no other significant regional, industrial or group concentrations during the three months ended March 31, 2022 and 2021.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place at March 31, 2022 and December 31, 2021 was $567,464 and $559,877, respectively.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of March 31, 2022.

Tax returns are open to examination by taxing authorities for three years after filing. No income tax returns are currently under examination by taxing authorities. SPFMC and SPFH recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. SPFMC and SPFH did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2021.

Stock-Based Compensation

The Company account for stock-based compensation in accordance with FASB ASC Topic No. 718, “Stock Compensation,” which establishes the requirements for expensing equity awards. The Company measures and recognizes as compensation expense the fair value of all share-based payment awards based on estimated grant date fair values. Our stock-based compensation are issuances made to directors, executives, employees and consultants, which includes employee stock options related to our 2019 Equity Incentive Plan and stock warrants. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model to estimate the value of employee stock options and stock warrants which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based expectations of future developments over the term of the option.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

For both the three months ended March 31, 2022 and 2021, stock options to purchase 187,400 shares of common stock were outstanding as described in Note 11. 93,700 of these options vested on March 1, 2021 and the remaining 93,700 stock options vested on March 1, 2022. The stock options are anti-dilutive and not included in the calculation of diluted EPS at March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, stock warrants to purchase 975,000 and 800,000 shares of common stock were outstanding, respectively, as described in Note 11. Although these stock warrants vested immediately, they are not “in-the-money” and are thus anti-dilutive and not included in the calculation of diluted EPS at March 31, 2022 and 2021. The Series A Convertible Preferred Stock can be converted to common stock at 20% of the prevailing market price over the previous 30-day period at the option of the Company.

Reclassification

In 2021, the Company reconsidered its definition of related party when classifying its notes payable. The Company previously had recorded notes payable due from any stockholder as a related party note. Under the new classification, only notes payable to officers, directors, greater than 5% shareholders, and insiders are considered related party notes. See Footnote 9 and Footnote 10 for more information on the notes payable. The effect of this reclassification on the consolidated statement of cash flows for the three months ended March 31, 2021 is as follows:

	March 31, 2021		March 31, 2021
Consolidated Statement of Cash Flows Item	(before reclassification)	Reclassification amount	(after reclassification)
Proceeds from notes payable - other	$181,965	$350,000	$531,965
Repayment of notes payable - other	—	—	—

Proceeds from notes payable - stockholders and related parties	400,000	(350,000)	50,000
Repayments of notes payable - stockholders and related parties	—	—	—

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

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

At March 31, 2022 and December 31, 2021, premium finance contract and agents’ receivable consists of the following:

	March 31,
	2022	December 31,
Description	(unaudited)	2021
Insurance premium finance contracts outstanding	$47,055,398	$44,079,251
Insurance premium finance contracts cancelled	3,767,860	4,426,576
	50,823,258	48,505,827
Amounts due from agents	912,870	793,869
Less: Unearned interest	(1,550,935)	(1,431,666)
	50,185,193	47,868,030
Less: Allowance for doubtful accounts	(1,214,104)	(1,193,757)

Total	$48,971,089	$46,674,273

The allowance for doubtful accounts at March 31, 2022 and December 31, 2021 are as follows:

	March 31,
	2022 (unaudited)	December 31, 2021
Allowance for premium finance contracts	$1,000,347	$1,000,000
Allowance for amounts due from agents	213,757	193,757

Total allowance for doubtful accounts	$1,214,104	$1,193,757

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Doubtful Accounts (Continued)

Activity in the allowance for doubtful accounts for the three months ended March 31, 2022 and the year ended December 31, 2021 are as follows:

	March 31,
	2022 (unaudited)	December 31, 2021
Balance, at the beginning of the period	$1,193,757	$824,342
Current year provision	335,000	1,353,057
Direct write-downs charged against the allowance	(325,845)	(1,212,150)
Recoveries of amounts previously charged off	11,192	228,508

Balance at end of the period	$1,214,104	$1,193,757

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

	March 31, 2022 (unaudited)	March 31, 2021 (unaudited)
Total Provision per footnote table	$335,000	$288,777
Less: Contra-revenues	(166,895)	(111,724)
Bad Debt Expense per the Consolidated Statement of Operations	$168,105	$177,053

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	March 31,
	2022 (unaudited)	December 31, 2021

Computer Software	$26,207	$26,207
Automobile	104,667	87,867
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	62,494	62,974
Property and equipment	324,452	308,132
Accumulated depreciation	(227,066)	(224,338)

Property and equipment, net	$97,386	$83,794

The Company recorded depreciation expense of $4,541 and $7,873, respectively for the three months ended March 31, 2022 and 2021, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. In March 2021, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2023 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335. The Company used its incremental borrowing rate of 5.25% for all operating leases as of March 31, 2022 and December 31, 2021.

Office lease – On March 1, 2021, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,450 per month and expires in February 2024, including the renewal option (see Note 12).

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

		March 31,
		2022	December 31,
Leases	Classification	(unaudited)	2021

Right-of-use assets	Operating lease assets	$203,655	$228,954
Server lease	Finance lease assets	61,862	65,176
Total lease assets		$265,517	$294,130

Current operating lease liability	Current operating lease liabilities	$102,547	$104,880
Non-current operating lease liability	Long-term operating lease liabilities	101,108	124,074
Total operating lease liabilities		$203,655	$228,954

Current finance lease liability	Current finance lease liabilities	$12,013	$11,857
Non-current finance lease liability	Long-term finance lease liabilities	49,991	53,053
Total finance lease liabilities		$62,004	$64,910

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

5. Leases (Continued)

The weighted-average remaining lease term was 2.80 years and 2.99 years as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, the total lease cost was $28,193 and $28,997, respectively.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by the bank as of the reporting date, on insurance premium finance contracts received by the Company prior to the reporting date. As of March 31, 2022 and December 31, 2021, the draft payable balances are $2,903,180 and $1,935,278, respectively.

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

Interest expense on this line of credit for the three months ended March 31, 2022 and 2021 totaled approximately $0 and $86,000, respectively. This line of credit was fully paid off on February 3, 2021 (see below).

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

At March 31, 2022 and December 31, 2021, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and a member of the Board of Directors of the Company. The line of credit bears interest at 30 Day Libor plus 2.85% per annum (3.35% at March 31, 2022 and December 31, 2021). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30 day Libor falls below 0.50%. For the three months ended March 31, 2022 and 2021, the minimum rate of 3.35% was in effect. As of March 31, 2022, the amount of principal outstanding on the line of credit was $32,264,381 and is reported on the consolidated balance sheet net of $38,834 of unamortized loan origination fees. As of December 31, 2021, the amount of principal outstanding on the line of credit was $30,537,067 and is reported on the consolidated balance sheet net of $60,692 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended March 31, 2022 and 2021 totaled approximately $258,000 and $144,000, respectively. The Company recorded amortized loan origination fee for three months ended March 31, 2022 and 2021 of $21,858 and $25,238, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

7. Line of Credit (Continued)

The Company’s agreements with WNB and FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, minimum balances. Management believes it was in compliance with the applicable debt covenants as of March 31, 2022 and December 31, 2021.

8. PPP Loan

On April 18, 2020, the Company entered into a $271,000 loan with its primary lender, under a program administered by the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”) approved under the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) (Pub. L. No. 116-136). The loan matures in two (2) years and accrues interest at 1% from the origination of the loan. After a 6 month deferral, interest and principal payments are due monthly. The Note is subject to partial or full forgiveness, the terms of which are dictated by the SBA, the CARES Act, section 7(a)(36) of the Small Business Act, all rules and regulations promulgated thereunder including, without limitation, Interim Final Rule RIN 3245-AH34, subsequent SBA guidance, and the Code of Federal Regulations. In January 2022, the Company appealed the decision by the SBA to reject the Company’s original application for the PPP loan. If this appeal is rejected, the loan will become due immediately. As of March 31, 2022, the Company had not received the final decision on the appeal.

As of March 31, 2022 and December 31, 2021, the balance of the PPP loan is as follows:

	March 31, 2022 (unaudited)	December 31, 2021
Total PPP loan	$271,000	$271,000
Less current maturities	(271,000)	(271,000)
Long-term maturities	$—	$—

9. Note Payable – Others

At March 31, 2022 and December 31, 2021, the balances of long-term unsecured notes to unrelated parties are as follows:

	March 31,
	2022 (unaudited)	December 31, 2021
Total notes payable - Others	$7,234,810	$7,249,810
Less current maturities	(1,152,849)	(2,285,023)

Long-term maturities	$6,081,961	$4,964,787

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through May 31, 2026. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $128,000 and $112,000 during the three months ended March 31, 2022 and 2021, respectively. The Company received proceeds on these notes of $200,000 and $531,965 for the three months ended March 31, 2022 and 2021, respectively. The Company repaid principal on these notes of $215,000 and $0 for the three months ended March 31, 2022 and 2021, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

10. Note Payable – Stockholders and Related Parties

At March 31, 2022 and December 31, 2021, the balances of long-term notes payable to stockholders and related parties are as follows:

	March 31,
	2022 (unaudited)	December 31, 2021
Total notes payable - Related parties	$1,890,000	$2,091,302
Less current maturities	(825,000)	(862,000)

Long-term maturities	$1,065,000	$1,229,302

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through February 28, 2026. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $39,000 and $39,000 during the three months ended March 31, 2022 and 2021, respectively. The Company received proceeds on these notes of $0 and $50,000 for the three months ended March 31, 2022 and 2021, respectively. The Company repaid principal on these notes of $181,302 and $0 for the three months ended March 31, 2022 and 2021, respectively.

In January 2022, the Company exchanged $20,000 of these notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share.

11. Equity

Preferred Stock

As of March 31, 2022, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 101,000 shares had been issued and are outstanding.

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

11. Equity (Continued)

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended March 31, 2022 and 2021, the Board of Directors has declared and paid dividends on the preferred stock of $17,325 and $17,325, respectively. As of March 31, 2022 and December 31, 2021, preferred dividends are in arrears by $17,558 and $17,325, respectively. December 31, 2020 dividends in arrears were declared and paid in January 2021. March 31, 2021 dividends in arrears were declared and paid in April 2021. June 30, 2021 dividends in arrears were declared and paid in July 2021. September 30, 2021 dividends in arrears were declared and paid in October 2021. December 31, 2021 dividends in arrears were declared and paid in January 2022. March 31, 2022 dividends in arrears were declared and paid in April 2022.

Common Stock

As of both March 31, 2022 and December 31, 2021, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

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

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	187,400	$0.80	8.2 years
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2022	187,400	$0.80	7.9 years
Exercisable at March 31, 2022	187,400	$0.80	7.9 years

The above outstanding options were granted on March 1, 2020, to designated Officers and employees. Half of the options vested on March 1, 2021 and the other half vested on March 1, 2022. During the three months ended March 31, 2022 and 2021, the Corporation recognized $5,778 and $8,667, respectively, of stock option expense.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	975,000	$7.28	3.46 years
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2022	975,000	$7.28	3.21 years
Exercisable at March 31, 2022	975,000	$7.28	3.21 years

The above outstanding warrants were issued on June 11, 2021 and April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $9,275 and $27,200 on the grant date, respectively. The warrants vested immediately. During the three months ended March 31, 2022 and 2021, the Company recognized $0 and $0, respectively, of stock warrant expense.

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

Notes payable

As discussed in Note 10, the Company has been advanced funds by its executives, directors, and other related parties. As of March 31, 2022 and December 31, 2021, the amounts advanced were $1,890,000 and $2,091,302, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

12. Related Party Transactions (Continued)

Stock Options

As discussed in Note 11, on March 1, 2020, the Company issued 187,400 stock options, of which 167,400 stock options were issued to officers and directors under the terms of the 2019 Equity Incentive Plan. The impact on earnings from this transaction was a total of $69,338, which has been fully amortized as of March 31, 2022. This transaction also increased additional paid in capital over the same period.

Stock Warrants

As discussed in Note 11, on June 11, 2021 and April 1, 2020, the Company issued 175,000 and 800,000 stock warrants, respectively, of which 175,000 and 800,000 stock warrants, respectively, were issued to officers, directors, and a related party.

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

14. Subsequent Events

In April 2022, the Company issued $25,000 of notes payable (related party).

In April 2022, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $17,558.

In April 2022, the Company issued 65,000 shares of its Series A Convertible Preferred Stock to four accredited investors in exchange for $400,000 cash and exchange of $250,000 of notes payable (others) by the Company at a price of $10.00 per share.

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

We originate loans primarily in Florida, although we operate in several states. The Company has expanded its operations, and currently is licensed to finance insurance premiums in Florida, Georgia, South Carolina, North Carolina, Texas, Virginia, Maryland, Mississippi, Colorado, Tennessee and Arizona. We intend to continue to expand our market into new states as part of our organic growth trend. Loans are originated primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

We rely on several funding sources for the loans we make to our customers. Our primary source of financing has historically been a line of credit from a bank collateralized by our loan receivables and other assets. We receive additional funding from unsecured subordinate noteholders that pays monthly interest to the investors. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. See Liquidity and Capital Resources for additional information regarding our financing strategy.

The Company’s main source of funding is its line of credit, which represented approximately 64% ($32,225,547) of its capital as of March 31, 2022. This line of credit was replaced with a new lender, First Horizon Bank, on February 3, 2021. As of March 31, 2022, the Company’s subordinated notes payable represented approximately 18% ($9,124,810) of the Company’s capital, operating liabilities provide approximately 8% ($4,294,826) of the Company’s capital, preferred equity provides approximately 2% ($1,010,000) of the Company’s capital, the PPP loan represents approximately 1% ($271,000) of the Company’s capital, and equity in retained earnings and common paid-in capital represents the remaining 7% ($3,758,297) of the Company’s capital structure.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended March 31,
	2022 (unaudited)	2021 (unaudited)
Gross Revenue	$1,822,596	$1,711,904
Originations	$29,571,428	$27,429,500
Interest Earned Rate	14.8%	15.2%
Cost of Funds Rate	3.22%	3.21%
Reserve Ratio	2.03%	1.77%
Provision Rate	0.57%	0.65%
Return on Assets	1.68%	1.51%
Return on Equity	22.76%	23.45%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2022 Compared to the Three Months ended March 31. 2021

Revenue

Revenue increased by 10.0% overall or $170,692 to $1,882,596 for the three months ended March 31, 2022 from $1,711,904 for the three months ended March 31, 2021. The increase in revenue was primarily due to a 11.8% or $164,009 increase in finance charges. Revenue from finance charges comprised 82.8% and 81.5% of overall revenue for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022 compared to the three months ended March 31, 2021, the company financed an additional $2,141,928 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Although the Company increased amounts financed, the total quantity of loan originations remained stable for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity generate additional sales. In February 2021, the Company executed a $35,000,000 line of credit with a new lender, terminating the previous line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. The additional availability on our line of credit was an essential driver to our increased originations during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 8.7% or $127,201 to $1,581,908 for the three months ended March 31, 2022 from $1,454,707 for the three months ended March 31, 2021.

The increase in expenses was primarily due to increases in the following categories:

•	$54,205 increase in professional fees primarily because of audit fees expensed as incurred, fees related to the trading of our common stock, and programming fees related to our software.
•	$33,841 increase in other operating expenses as a result of general business growth. The primary cost increases were convention expenses, office repairs and maintenance, business travel, and licensing costs.
•	$31,666 increase in interest expense as a result of increased borrowings on our line of credit. Although the Company increased borrowings on the line of credit of $3,142,389, an increase of 10.8%, for the three months ended March 31, 2022 over the three months ended March 31, 2021, interest expense increased by only 8.0% over the same period. The Company’s new line of credit with First Horizon Bank has a lower minimum rate, which the Company has benefited from during the three months ended March 31, 2022 as compared to partially for the three months ended March 31, 2021. See Liquidity and Capital Resources for more information on the new line of credit.

Income before Taxes

Income before taxes increased by $43,491 to $300,688 for the three months ended March 31, 2022 from $257,197 for the three months ended March 31, 2021. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $1,320 to $75,623 for the three months ended March 31, 2022 from $76,943 for the three months ended March 31, 2021. This decrease was primarily attributable to temporary differences related to the allowance for doubtful accounts.

Net Income

Net Income increased by $44,811 to $225,065 for the three months ended March 31, 2022 from $180,254 for the three months ended March 31, 2021. This increase was attributable to the $43,491 increase in income before taxes related to increased business activity, and the $1,320 decrease in the provision for income taxes.

Comparison of Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2021

Cash Flows from Operating Activities

We used $1,243,731 of cash in our operating activities in 2022 compared to $4,007,500 used in our operating activities in 2021. The decrease in cash used of $2,763,769 was primarily due to a $2,734,595 decrease of cash used to support working capital components partially offset by a $29,174 increase of net income as adjusted for noncash items.

The $2,734,595 decrease of cash used to support working capital components was primarily due to a $2,148,997 decrease in the change in premium finance contracts, a $802,377 decrease in the change in drafts payable, and a $310,191 increase in the change in prepaid expenses and other current assets, partially offset by a $541,174 increase in the change in accounts payable and accrued expenses. These are natural fluctuations in operating accounts that occur during the normal course of business. The Company expects net cash outflows from operations during periods of growth, which we experienced during the three months ended March 31, 2022 as well as the three months ended March 31, 2021. During both 2022 and 2021, the Company has utilized its increased availability on its line of credit leading to the increases in premium finance contracts receivable.

The $29,174 increase of cash from net earnings as adjusted by noncash items resulted primarily from an $44,811 increase in net income partially offset by a $8,948 decrease in bad debt expense. As the Company grew its receivables portfolio in 2021, bad debt expense increased to adjust the allowance accordingly.

Cash Flows from Investing Activities

We used $27,887 of cash in our investing activities in 2022 compared to $32,977 in cash used in 2021. The decrease in cash used of $5,090 is due primarily to the sale of property and equipment in 2022.

Cash Flows from Financing Activities

We received $1,357,517 of cash provided by our financing activities in 2022 compared to $3,969,087 provided by financing activities in 2021. The decrease in funds provided of $2,611,570 is due primarily to an decrease in proceeds from the line of credit of $1,677,133, a decrease in proceeds from notes payable – others of $331,965, an increase in repayments of notes payable – others of $215,000, and an increase in repayments of notes payable – stockholders and related parties of $181,302. In 2021, the Company began utilizing its increased line of credit to finance its increased premium finance contracts receivable. In conjunction with the new line of credit, the Company was required to increase its subordinated debt, which accounts for the increases in proceeds from notes payable – related parties and notes payable – others, leading to a substantial increase of cash provided by financing activities in 2021.

LIQUIDITY and CAPITAL RESOURCES as of March 31, 2022

We had $106,886 cash and a working capital surplus of $10,783,990 at March 31, 2022. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. The terms of the new line of credit are generally more favorable than the previous line of credit, including an interest rate based on the 30-day LIBOR rate plus 2.85% with a minimum rate of 3.35%. The previous, terminated line of credit had an interest rate based on the 30-day LIBOR rate plus 2.75% with a minimum rate of 3.75%. We anticipate that the interest rate we pay on our revolving credit agreement may rise due to the recently adopted benchmark interest rate increase by the Federal Reserve Board. We believe that we will be able to pass along any interest rate increase to our borrowers so that our net interest spread will not be adversely affected. Furthermore, because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due for at least the next 12 months.

During the three months ended March 31, 2022, the Company raised an additional $200,000 in subordinated notes payable – others, repaid $215,000 of subordinated notes payable – others, and repaid $181,302 in subordinated notes payable – stockholders and related parties. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022 (“2021 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended March 31, 2022, there have been no material changes in our risk factors disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2022 the Company issued 2,000 shares of its Series A Preferred Stock in exchange of $20,000 shares of its promissory notes. The transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Dividend restrictions

Our revolving credit agreement provides that we may only pay dividends on our equity securities so long as no event of default has occurred and is continuing and so long as the aggregate principal amount of our subordinated debt is at least $8.5 million.

Working capital restrictions

Our revolving credit agreement provides that we will maintain: (a) a ratio total liabilities to tangible net worth of not more that 3-to-one as of the end of each fiscal quarter, and (b) a fixed charge coverage ratio of not less than 1.25-to-one as of the end of each fiscal quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	By-laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on May 2, 2022)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K filed on March 30, 2021)
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(a)*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(b)*	Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*	Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)

10.6	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020. (Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.8	Credit and Guaranty Agreement dated October 5, 2018 between Standard Premium Finance Management Corporation and Woodforest National Bank. (Incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.9	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant's Form 10-K filed on March 30, 2021)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

_______________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2022

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

