Form 10-Q
period 2022-06-30
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2022-08-15
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

There were 2,905,016 shares of common stock issued and outstanding as of August 12, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, our potential future business acquisitions, future economic performance, operating income and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan,” “would,” “could,” “can,” “may,” and similar terms. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 25, 2022. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

June 30, 2022 (unaudited) and December 31, 2021

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$184,244	$20,987
Premium finance contracts and related receivable, net	50,593,335	46,674,273
Prepaid expenses and other current assets	365,930	538,139
TOTAL CURRENT ASSETS	51,143,509	47,233,399

PROPERTY AND EQUIPMENT, NET	91,605	83,794
OPERATING LEASE ASSETS	178,023	228,954
FINANCE LEASE ASSETS	58,548	65,176

OTHER ASSETS
Cash surrender value of life insurance	573,530	559,877
Deferred tax asset	344,000	347,000
TOTAL OTHER ASSETS	917,530	906,877

TOTAL ASSETS	$52,389,215	$48,518,200

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$—	$153,264
Line of credit, net	33,794,962	30,476,375
Drafts payable	2,267,040	1,935,278
Note payable - current portion	1,159,029	2,285,023
Note payable - stockholders and related parties - current portion	37,000	862,000
Payroll Protection Program loan - current portion	101,036	271,000
Operating lease obligation - current portion	100,184	104,880
Finance lease obligation - current portion	12,171	11,857
Accrued expenses and other current liabilities	1,218,429	1,512,528
TOTAL CURRENT LIABILITIES	38,689,851	37,612,205

LONG-TERM LIABILITIES
Note payable, net of current portion	5,929,781	4,964,787
Note payable - stockholders and related parties, net of current portion	1,878,000	1,229,302
Payroll Protection Program loan - net of current portion	169,964	—
Operating lease obligation, net of current portion	77,839	124,074
Finance lease obligation, net of current portion	46,888	53,053
TOTAL LONG-TERM LIABILITIES	8,102,472	6,371,216

TOTAL LIABILITIES	46,792,323	43,983,421

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 and 99,000 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	166	99
Common stock, par value $.001 per share; 100 million shares authorized, 2,905,016 and 2,905,016 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,905	2,905
Additional paid in capital	3,369,506	2,682,995
Retained earnings	2,224,315	1,848,780
TOTAL STOCKHOLDERS' EQUITY	5,596,892	4,534,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,389,215	$48,518,200

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUES
Finance charges	$1,699,523	$1,575,461	$3,259,113	$2,971,042
Late charges	250,008	239,717	478,338	456,808
Origination fees	93,451	107,649	188,127	206,881

TOTAL REVENUES	2,042,982	1,922,827	3,925,578	3,634,731

OPERATING COSTS AND EXPENSES
Interest expense	484,816	455,647	911,306	850,471
Salaries and wages	366,608	373,442	727,307	705,565
Commission expense	257,711	287,687	498,560	539,026
Bad debts	271,144	186,992	439,249	364,045
Professional fees	88,331	133,285	194,133	184,882
Postage expense	28,686	27,472	54,052	52,160
Insurance expense	46,223	49,539	90,067	95,710
Other operating expenses	246,329	207,800	457,082	384,712
TOTAL COSTS AND EXPENSES	1,789,848	1,721,864	3,371,756	3,176,571

INCOME BEFORE INCOME TAXES	253,134	200,963	553,822	458,160

PROVISION FOR INCOME TAXES	67,781	44,990	143,404	121,933

NET INCOME	185,353	155,973	410,418	336,227

PREFFERED SHARE DIVIDENDS	17,558	17,325	34,883	34,650

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$167,795	$138,648	$375,535	$301,577

Net income per share attributable to common shareholders
Basic	$0.06	$0.05	$0.13	$0.10
Diluted	$0.05	$0.05	$0.12	$0.10

Weighted average common shares outstanding
Basic	2,905,016	2,905,016	2,905,016	2,905,016
Diluted	3,129,657	2,905,016	3,129,657	2,905,016

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2020	99,000	$99	2,905,016	$2,905	$2,639,051	$1,041,757	$3,683,812

Options issued for services					8,667		8,667
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	180,254	180,254
BALANCE AT MARCH 31, 2021 (unaudited)	99,000	$99	2,905,016	$2,905	$2,647,718	$1,204,686	$3,855,408

Options issued for services					8,667		8,667
Warrants issued for services					9,275		9,275
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	155,973	155,973
BALANCE AT JUNE 30, 2021 (unaudited)	99,000	$99	2,905,016	$2,905	$2,665,660	$1,343,334	$4,011,998

	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2021	99,000	$99	2,905,016	$2,905	$2,682,995	$1,848,780	$4,534,779

Series A Convertible Preferred Stock issued in exchange for note payable	2,000	2			19,998		20,000
Options issued for services					5,778		5,778
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	225,065	225,065
BALANCE AT MARCH 31, 2022 (unaudited)	101,000	$101	2,905,016	$2,905	$2,708,771	$2,056,520	$4,768,297

Series A Convertible Preferred Stock issued for cash and exchanged for note payable	65,000	65			649,935		650,000
Warrants issued for services					10,800		10,800
Distributions (preferred shares)						(17,558)	(17,558)
Net income	—	—	—	—	—	185,353	185,353
BALANCE AT JUNE 30, 2022 (unaudited)	166,000	$166	2,905,016	$2,905	$3,369,506	$2,224,315	$5,596,892

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$410,418	$336,227
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH USED IN OPERATING ACTIVITIES:
Depreciation	10,322	16,556
Loss on disposal of property and equipment	2,167	—
Amortization of right to use asset - operating lease	50,931	52,192
Amortization of finance lease asset	6,628	—
Bad debt expense	439,249	364,045
Amortization of loan origination fees	33,508	63,094
Options issued for services	5,778	17,334
Warrants issued for services	10,800	9,275
Changes in operating assets and liabilities:
(Increase)/Decrease in premium finance contracts receivable	(4,358,311)	(8,859,299)
(Increase)/Decrease in prepaid expenses and other current assets	172,209	40,313
(Increase)/Decrease in deferred tax asset, net	3,000	(67,000)
Increase/(Decrease) in drafts payable	331,762	396,834
Increase/(Decrease) in accounts payable and accrued expenses	(294,099)	271,009
Increase/(Decrease) in operating lease liability	(50,931)	(52,192)
Net cash used in operating activities	(3,226,569)	(7,411,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made on life insurance policy	(13,653)	(33,881)
Sale of property and equipment	4,500	—
Purchases of property and equipment	(24,800)	(14,388)
Net cash used in investing activities	(33,953)	(48,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(153,264)	—
Proceeds from notes payable - stockholders and related parties	25,000	100,000
Repayment of notes payable - stockholders and related parties	(181,302)	(15,000)
Repayment of finance lease obligation	(5,851)	—
Proceeds of line of credit, net of repayments	3,285,079	6,167,308
Proceeds from the sale of preferred stock	400,000	—
Dividends paid	(34,883)	(34,650)
Proceeds from notes payable - other	325,000	781,964
Repayment of notes payable - other	(236,000)	—
Net cash provided by financing activities	3,423,779	6,999,622

NET CHANGE IN CASH	163,257	(460,259)

CASH AT THE BEGINNING OF THE PERIOD	20,987	477,289

CASH AT THE END OF THE PERIOD	$184,244	$17,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$239,059	$229,068
Interest paid	$879,481	$544,742
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt exchanged for Series A Convertible Preferred Stock	$270,000	$—
Operating lease assets obtained in exchange for lease liabilities	$—	$235,335

See accompanying notes to the condensed consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFH” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.

Standard Premium Finance Management Corporation (“SPFMC” or the “subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas, Virginia, Maryland, Colorado, Mississippi, Ohio, Louisiana, and Arizona.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary for the fiscal year ended December 31, 2021, have been omitted.

Cash and Cash Equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents at June 30, 2022 and December 31, 2021.

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

June 30, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Premium Finance Contracts and Related Receivable

The Company finances insurance premium on policies for the transportation industry and other commercial enterprises. The term of each contract varies from 3 to 12 monthly payments. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant a power of attorney contained in the finance contract. As of June 30, 2022 and December 31, 2021, the amount of unearned premium on open and cancelled contracts totaled $74,338,941 and $67,929,695, respectively. The annual percentage interest rates on new contracts averaged approximately 15.0% and 15.5% during six months ended June 30, 2022 and 2021, respectively.

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

June 30, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $238,618 and $0 at June 30, 2022 and December 31, 2021, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the balance sheet:

	June 30, 2022 (unaudited)	December 31, 2021
Uninsured Balance	$238,618	$—
Plus: Insured balances	250,000	—
Plus: Balances at other institutions that do not exceed FDIC limit	60,609	193,179
Plus: Cash overdraft	—	153,264
Less: Outstanding checks	(364,983)	(325,456)

Cash per Consolidated Balance Sheet	$184,244	$20,987

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 56% and 51% of the Company’s business activity is with customers located in Florida for 2022 and 2021, respectively. Approximately 14% and 22% of the Company’s business activity is with customers located in Georgia for 2022 and 2021, respectively. Approximately 14% of the Company's business activity is with customers located in North Carolina for both 2022 and 2021, respectively. There were no other significant regional, industrial or group concentrations during the six months ended June 30, 2022 and 2021.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place at June 30, 2022 and December 31, 2021 was $573,530 and $559,877, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of June 30, 2022.

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

For the six months ended June 30, 2022 and 2021, stock options to purchase 207,400 and 187,400 shares of common stock were outstanding as described in Note 11. 93,700 of these options vested on March 1, 2021, 93,700 stock options vested on March 1, 2022, 10,000 stock options vest on June 29, 2023, and the remaining 10,000 stock options vest on June 29, 2024. The 187,400 vested stock options are considered dilutive and included in the calculation of diluted EPS at June 30, 2022, but considered anti-dilutive and excluded from the calculation of diluted EPS at June 30, 2021.

For the six months ended June 30, 2022 and 2021, stock warrants to purchase 1,035,000 and 975,000 shares of common stock were outstanding, respectively, as described in Note 11. All the stock warrants vested immediately. 635,000 warrants are considered dilutive and included in the calculation of diluted EPS and the remaining 400,000 warrants are considered anti-dilutive and excluded from the calculation of diluted EPS as of June 30, 2022. As of June 30, 2021, all 975,000 outstanding warrants are not “in-the-money” and are thus anti-dilutive and excluded from the calculation of diluted EPS.

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

Reclassification

In 2021, the Company reconsidered its definition of related party when classifying its notes payable. The Company previously had recorded notes payable due from any stockholder as a related party note. Under the new classification, only notes payable to officers, directors, greater than 5% shareholders, and insiders are considered related party notes. See Footnote 9 and Footnote 10 for more information on the notes payable. The effect of this reclassification on the consolidated statement of cash flows for the six months ended June 30, 2021 is as follows:

	June 30, 2021		June 30, 2021
	(before	Reclassification	(after
Consolidated Statement of Cash Flows Item	reclassification)	amount	reclassification)
Proceeds from notes payable - other	$431,964	$350,000	$781,964
Repayment of notes payable - other	—	—	—
Proceeds from notes payable - stockholders and related parties	450,000	(350,000)	100,000
Repayments of notes payable - stockholders and related parties	(15,000)	—	(15,000)

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

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

At June 30, 2022 and December 31, 2021, premium finance contract and agents’ receivable consists of the following:

	June 30, 2022
Description	(unaudited)	December 31, 2021
Insurance premium finance contracts outstanding	$49,257,951	$44,079,251
Insurance premium finance contracts cancelled	3,272,991	4,426,576
	52,530,942	48,505,827
Amounts due from agents	876,962	793,869
Less: Unearned interest	(1,625,836)	(1,431,666)
	51,782,068	47,868,030
Less: Allowance for doubtful accounts	(1,188,733)	(1,193,757)

Total	$50,593,335	$46,674,273

The allowance for doubtful accounts at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
	(unaudited)	December 31, 2021
Allowance for premium finance contracts	$1,002,131	$1,000,000
Allowance for amounts due from agents	186,602	193,757

Total allowance for doubtful accounts	$1,188,733	$1,193,757

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Doubtful Accounts (Continued)

Activity in the allowance for doubtful accounts for the six months ended June 30, 2022 and the year ended December 31, 2021 are as follows:

	June 30, 2022
	(unaudited)	December 31, 2021
Balance, at the beginning of the period	$1,193,757	$824,342
Current year provision	715,000	1,353,057
Direct write-downs charged against the allowance	(736,879)	(1,212,150)
Recoveries of amounts previously charged off	16,855	228,508

Balance at end of the period	$1,188,733	$1,193,757

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

	For the three months ended June 30,
	2022 (unaudited)	2021 (unaudited)
Total Provision	$380,000	$342,239
Less: Contra-revenues	(108,856)	(128,009)
Less: Current year provisions for amounts due from agents	—	(27,238)
Bad Debt Expense per the Consolidated Statement of Operations	$271,144	$186,992

	For the six months ended June 30,
	2022 (unaudited)	2021 (unaudited)
Total Provision	$715,000	$631,016
Less: Contra-revenues	(275,751)	(239,679)
Less: Current year provisions for amounts due from agents	—	(27,292)
Bad Debt Expense per the Consolidated Statement of Operations	$439,249	$364,045

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	June 30, 2022
	(unaudited)	December 31, 2021

Computer Software	$26,207	$26,207
Automobile	104,667	87,867
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	62,494	62,974
Property and equipment	324,452	308,132
Accumulated depreciation	(232,847)	(224,338)

Property and equipment, net	$91,605	$83,794

The Company recorded depreciation expense of $10,322 and $16,556, respectively for the six months ended June 30, 2022 and 2021. The Company recorded depreciation expense of $5,781 and $8,683, respectively for the three months ended June 30, 2022 and 2021.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. In March 2021, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2023 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335. The Company used its incremental borrowing rate of 5.25% for all operating leases as of June 30, 2022 and December 31, 2021.

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

June 30, 2022 and 2021

(unaudited)

5. Leases (Continued)

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

		June 30, 2022
Leases	Classification	(unaudited)	December 31, 2021

Right-of-use assets	Operating lease assets	$178,023	$228,954
Server lease	Finance lease assets	58,548	65,176
Total lease assets		$236,571	$294,130

Current operating lease liability	Current operating lease liabilities	$100,184	$104,880
Non-current operating lease liability	Long-term operating lease liabilities	77,839	124,074
Total operating lease liabilities		$178,023	$228,954

Current finance lease liability	Current finance lease liabilities	$12,171	$11,857
Non-current finance lease liability	Long-term finance lease liabilities	46,888	53,053
Total finance lease liabilities		$59,059	$64,910

The weighted-average remaining lease term was 2.62 years and 2.99 years as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022 and 2021, the total lease cost was $56,387 and $57,190, respectively. For the three months ended June 30, 2022 and 2021, the total lease cost was $28,194 and $28,193, respectively.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by the bank as of the reporting date, on insurance premium finance contracts received by the Company prior to the reporting date. As of June 30, 2022 and December 31, 2021, the draft payable balances are $2,267,040 and $1,935,278, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

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

Interest expense on this line of credit for the six months ended June 30, 2022 and 2021 totaled approximately $0 and $86,000, respectively. This line of credit was fully paid off on February 3, 2021 (see below).

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

At June 30, 2022 and December 31, 2021, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and a member of the Board of Directors of the Company. The line of credit bears interest at 30 Day Libor plus 2.85% per annum (3.91% at June 30, 2022 and 3.35% at December 31, 2021). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30 day Libor falls below 0.50%. As of June 30, 2022, the amount of principal outstanding on the line of credit was $33,822,145 and is reported on the consolidated balance sheet net of $27,183 of unamortized loan origination fees. As of December 31, 2021, the amount of principal outstanding on the line of credit was $30,537,067 and is reported on the consolidated balance sheet net of $60,692 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended June 30, 2022 and 2021 totaled approximately $270,000 and $257,000, respectively. Interest expense on this line of credit for the six months ended June 30, 2022 and 2021 totaled approximately $528,000 and $401,000, respectively. The Company recorded amortized loan origination fee for three months ended June 30, 2022 and 2021 of $11,650 and $37,856, respectively. The Company recorded amortized loan origination fee for six months ended June 30, 2022 and 2021 of $33,508 and $63,094, respectively.

The Company’s agreements with WNB and FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, minimum balances. Management believes it was in compliance with the applicable debt covenants as of June 30, 2022 and December 31, 2021.

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

8. PPP Loan (Continued)

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801.12 beginning on May 18, 2022. As agreed with the bank, the Company made the first three monthly payments in July 2022 to bring the balance current.

As of June 30, 2022 and December 31, 2021, the balance of the PPP loan is as follows:

	June 30, 2022 (unaudited)	December 31, 2021
Total PPP loan	$271,000	$271,000
Less current maturities	101,036	(271,000)
Long-term portion of PPP loan	$169,964	$—

9. Note Payable – Others

At June 30, 2022 and December 31, 2021, the balances of long-term unsecured notes to unrelated parties are as follows:

	June 30, 2022
	(unaudited)	December 31, 2021
Total notes payable - Others	$7,088,810	$7,249,810
Less current maturities	(1,159,029)	(2,285,023)

Long-term maturities	$5,929,781	$4,964,787

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through September 30, 2026. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $251,000 and $220,000 during the six months ended June 30, 2022 and 2021, respectively. Interest expense on these notes totaled approximately $123,000 and $108,000 during the three months ended June 30, 2022 and 2021, respectively. The Company received proceeds on these notes of $325,000 and $781,964 for the six months ended June 30, 2022 and 2021, respectively. The Company repaid principal on these notes of $236,000 and $0 for the six months ended June 30, 2022 and 2021, respectively.

In April 2022, the Company exchanged $250,000 of these notes for 25,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

10. Note Payable – Stockholders and Related Parties

At June 30, 2022 and December 31, 2021, the balances of long-term notes payable to stockholders and related parties are as follows:

	June 30, 2022
	(unaudited)	December 31, 2021
Total notes payable - Related parties	$1,915,000	$2,091,302
Less current maturities	(37,000)	(862,000)

Long-term maturities	$1,878,000	$1,229,302

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2026. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $80,000 and $78,000 during the six months ended June 30, 2022 and 2021, respectively. Interest expense on these notes totaled approximately $41,000 and $39,000 during the three months ended June 30, 2022 and 2021, respectively. The Company received proceeds on these notes of $25,000 and $100,000 for the six months ended June 30, 2022 and 2021, respectively. The Company repaid principal on these notes of $181,032 and $15,000 for the six months ended June 30, 2022 and 2021, respectively.

In January 2022, the Company exchanged $20,000 of these notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share.

11. Equity

Preferred Stock

As of June 30, 2022, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

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

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the six months ended June 30, 2022 and 2021, the Board of Directors has declared and paid dividends on the preferred stock of $34,883 and $34,650, respectively. During the three months ended June 30, 2022 and 2021, the Board of Directors has declared and paid dividends on the preferred stock of $17,558 and $17,325, respectively. As of June 30, 2022 and December 31, 2021, preferred dividends are in arrears by $25,258 and $17,325, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

11. Equity (Continued)

December 31, 2020 dividends in arrears were declared and paid in January 2021. March 31, 2021 dividends in arrears were declared and paid in April 2021. June 30, 2021 dividends in arrears were declared and paid in July 2021. September 30, 2021 dividends in arrears were declared and paid in October 2021. December 31, 2021 dividends in arrears were declared and paid in January 2022. March 31, 2022 dividends in arrears were declared and paid in April 2022. June 30, 2022 dividends in arrears were declared and paid in July 2022.

In January 2022, the Company exchanged $20,000 of its notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. On April 30, 2022, the Company issued 65,000 shares of Series A Convertible Preferred Stock for $400,000 cash and exchanged for $250,000 of its notes payable at a price of $10.00 per share.

Common Stock

As of both June 30, 2022 and December 31, 2021, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

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

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	187,400	$0.80	8.2 years	—
Issued	20,000	$4.73	7.5 years	—
Exercised	—	—	—	—
Outstanding at June 30, 2022	207,400	$1.18	7.65 years	$693,380
Exercisable at June 30, 2022	187,400	$0.80	7.67 years	$693,380

On March 1, 2020, 187,400 of the above options were granted to designated Officers and employees. Half of those options vested on March 1, 2021 and the other half vested on March 1, 2022. On June 29, 2022 20,000 of the above options were granted to designated Officers. Half of these options vest on June 29, 2023 and the other half vest on June 29, 2024. During the six months ended June 30, 2022 and 2021, the Company recognized $5,778 and $17,334, respectively, of stock option expense. During the three months ended June 30, 2022 and 2021, the Company recognized $0 and $8,667, respectively, of stock option expense.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

11. Equity (Continued)

Stock Warrants

On April 1, 2020, the Company issued 800,000 of previously authorized warrants for the purchase of common stock that are split into two classes of warrants. The 400,000 Class W4 warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. The 400,000 Class W12 warrants are issued at $.001 Par Value and are exercisable at a strike price of $12 for a period of five (5) years. On June 11, 2021, the Company issued 175,000 of previously authorized warrants for the purchase of common stock. The 175,000 Class W4A warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. On June 1, 2022 the Company issued 60,000 of previously authorized warrants for the purchase of common stock. The 60,000 Class W4A warrants are issued at $.0001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	975,000	$7.28	3.46 years	—
Issued	60,000	$4.00	4.92 years	—
Exercised	—	—	—	—
Outstanding at June 30, 2022	1,035,000	$7.09	3.08 years	$317,500
Exercisable at June 30, 2022	1,035,000	$7.09	3.08 years	$317,500

The above outstanding warrants were issued on June 29, 2022, June 11, 2021 and April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $10,800, $9,275 and $27,200 on the grant date, respectively. The warrants vested immediately. During the three months ended June 30, 2022 and 2021, the Company recognized $10,800 and $9,275, respectively, of stock warrant expense. During the six months ended June 30, 2022 and 2021, the Company recognized $10,800 and $9,275, respectively, of stock warrant expense.

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

Notes payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of June 30, 2022 and December 31, 2021, the amounts advanced were $1,915,000 and $2,091,302, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021

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

On June 29, 2022, the Company issued 20,000 stock options to officers and directors under the terms of the 2019 Equity Incentive Plan. The impact on future earnings from this transaction is a total of $56,400, which is being amortized over 24 months at a rate of $2,350. This transaction will also increase additional paid in capital over the same period at the same rate.

Stock Warrants

As discussed in Note 11, on April 1, 2020, the Company issued 800,000 stock warrants, of which 800,000 stock warrants were issued to officers, directors, and a related party. On June 11, 2021, the Company issued 175,000 stock warrants, of which 175,000 were issued to officers, directors, and a related party.

13. Commitments and Contingencies

On June 29, 2022, the Company signed “at-will” employment agreements with its CEO and CFO, which include fixed salary increases over the next five years and performance-based equity compensation. At the execution of the agreements, the Company issued a total of 20,000 stock options for the purchase of common stock pursuant to its 2019 Equity Incentive Plan. These stock options vest over a two-year period.

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

14. Subsequent Events

In July 2022, the Company issued $50,000 of notes payable (others). In July 2022, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $25,258.

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

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Florida, Georgia, South Carolina, North Carolina, Texas, Tennessee and Arizona. Throughout 2022, we have obtained licenses in six additional states: Virginia, Maryland, Colorado, Mississippi, Ohio, and Louisiana. We intend to continue to expand our market into new states as part of our organic growth trend. Loans are originated primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

We generate the majority of our revenue through interest income and the associated fees earned from our loan products. We earn interest based on the “rule of 78” and earn other associated fees as applicable to each loan. These fees include, but are not limited to, a one-time finance charge, late fees, and NSF fees. Our company charges interest to its customers solely by the Rule of 78. Charging interest per the Rule of 78 is the industry standard among premium finance loans. The Rule of 78 is a method to calculate the amount of principal and interest paid by each payment on a loan with equal monthly payments. The Rule of 78 is a permissible method of calculating interest in the states in which we operate. The Rule of 78 recognizes greater amounts of interest income and lesser amounts of principal repayment during the first months of the loan, while decreasing interest income and increasing principal repayment during the final months of the loan. Whenever a loan is repaid prior to full maturity, the Rule of 78 methodology is applied and the borrower is refunded accordingly.

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

The Company’s main source of funding is its line of credit, which represented approximately 64% ($33,794,962) of its capital as of June 30, 2022. As of June 30, 2022, the Company’s subordinated notes payable represented approximately 17% ($9,003,810) of the Company’s capital, operating liabilities provide approximately 7% ($3,722,551) of the Company’s capital, preferred equity provides approximately 3% ($1,660,000) of the Company’s capital, the PPP loan represents approximately 1% ($271,000) of the Company’s capital, and equity in retained earnings and common paid-in capital represents the remaining 8% ($3,936,892) of the Company’s capital structure.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended June 30,
	2022 (unaudited)	2021 (unaudited)
Gross Revenue	$2,042,981	$1,922,827
Originations	$29,869,917	$28,416,546
Interest Earned Rate	15.10%	15.80%
Cost of Funds Rate, Gross	4.61%	4.61%
Cost of Funds Rate, Net	3.46%	3.46%
Reserve Ratio	1.97%	1.81%
Provision Rate	0.91%	0.66%
Return on Assets	1.35%	1.17%
Return on Equity	18.38%	18.84%

	As of or for the Six Months Ended June 30,
	2022 (unaudited)	2021 (unaudited)
Gross Revenue	$3,925,578	$3,634,731
Originations	$58,987,768	$55,846,046
Interest Earned Rate	14.96%	15.53%
Cost of Funds Rate, Gross	4.33%	4.41%
Cost of Funds Rate, Net	3.25%	3.31%
Reserve Ratio	1.97%	1.81%
Provision Rate	0.74%	0.65%
Return on Assets	1.49%	1.34%
Return on Equity	20.08%	21.10%

Gross Revenue

Gross Revenue represents the sum of interest and finance income, associated fees and other revenue.

Originations

Originations represent the total principal amount of Loans made during the period.

Interest Earned Rate

The Interest Earned Rate is the average annual percentage interest rate earned on new loans.

Cost of Funds Rate, Gross

Cost of Funds Rate is calculated as interest expense divided by average debt outstanding for the period.

Cost of Funds Rate, Net

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended June 30, 2022 Compared to the Three Months ended June 30. 2021

Revenue

Revenue increased by 6.2% overall or $120,155 to $2,042,982 for the three months ended June 30, 2022 from $1,922,827 for the three months ended June 30, 2021. The increase in revenue was primarily due to a 7.9% or $124,062 increase in finance charges offset by a 13.2% or $14,198 decrease in revenue from origination fees. Revenue from finance charges comprised 83.2% and 81.9% of overall revenue for the three months ended June 30, 2022 and 2021, respectively.

During the three months ended June 30, 2022 compared to the three months ended June 30, 2021, the company financed an additional $1,453,371 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Although the Company increased amounts financed, the Company noted a decrease in the quantity of loan originations to 6,039 new loans for the three months ended June 30, 2022 as compared to 6,962 for the three months ended June 30, 2021. The quantity of loan originations is directly correlated to the decrease in origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity generate additional sales. In February 2021, the Company executed a $35,000,000 line of credit with a new lender, terminating the previous line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. The additional availability on our line of credit was an essential driver to our increased financed amount of new loan originations during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 3.9% or $67,984 to $1,789,848 for the three months ended June 30, 2022 from $1,721,864 for the three months ended June 30, 2021.

The increase in expenses was primarily due to increases in the following categories:

•	$84,152 increase in bad debt expense as a result of maintaining the allowance for doubtful accounts in line with the balance in accounts receivable from increased new loan originations.
•	$38,529 increase in other operating expenses as a result of software programming fees and market related expenses. The Company has begun development of the web-based portion of its proprietary software, which should lead to cost savings as well as synergistic effects with any mergers or acquisitions. For the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, the Company has also paid additional fees to its transfer agent, market maker, and OTC Markets related to the initiation of public trading of its common stock.
•	$29,169 increase in interest expense as a result of loan originations leading to increased borrowings on the line of credit. The Company increased borrowings on the line of credit of $1,911,087, an increase of 6.0%, at June 30, 2022 as compared to June 30, 2021. Interest expense increased by 6.4% or $29,169 during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The Company’s new line of credit with First Horizon Bank has a lower minimum rate, which the Company has benefited from for the second quarter of 2021. During the three months ended June 30, 2022, the Company’s increased borrowings on the line of credit also led to the increase in interest expense. See Liquidity and Capital Resources for more information on the new line of credit.

The increases in expenses was primarily offset by a decrease in the following category:

•	$44,954 decrease in professional fees related to costs expensed as incurred related to its financial statement audit and reviews.

Income before Taxes

Income before taxes increased by $52,171, or 26.0%, to $253,134 for the three months ended June 30, 2022 from $200,963 for the three months ended June 30, 2021. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $22,791 to $67,781 for the three months ended June 30, 2022 from $44,990 for the three months ended June 30, 2021. This increase was primarily attributable to the increase in taxable income.

Net Income

Net Income increased by $29,380, or 18.8%, to $185,353 for the three months ended June 30, 2022 from $155,973 for the three months ended June 30, 2021. This increase was attributable to the $52,171 increase in income before taxes related to increased business activity partially offset by the $22,791 increase in the provision for income taxes related to increased taxable income.

Results of Operations for the Six Months ended June 30, 2022 Compared to the Six Months ended June 30, 2021

Revenue

Revenue increased by 8.0% overall or $290,847 to $3,925,578 for the six months ended June 30, 2022 from $3,634,731 for the six months ended June 30, 2021. The increase in revenue was primarily due to a 9.7% or $288,071 increase in finance charges and a 4.7% or $21,530 increase in revenue from late charges, partially offset by a 9.1% or $18,754 decrease in revenue from origination fees. Revenue from finance charges comprised 83.0% and 81.7% of overall revenue for the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022 compared to the six months ended June 30, 2021, the company financed an additional $3,141,722 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Although the Company increased amounts financed, the Company noted a decrease in the quantity of loan originations to 12,255 new loans for the six months ended June 30, 2022 as compared to 13,317 for the six months ended June 30, 2021. The quantity of loan originations is directly correlated to the decrease in origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity generate additional sales. In February 2021, the Company executed a $35,000,000 line of credit with a new lender, terminating the previous line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. The additional availability on our line of credit was an essential driver to our increased financed amount of new loan originations during the six months ended June 30, 2022 as compared to the three months ended June 30, 2021. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 6.1% or $195,185 to $3,371,756 for the six months ended June 30, 2022 from $3,176,571 for the six months ended June 30, 2021.

The increase in expenses was primarily due to increases in the following categories:

•	$75,204 increase in bad debt expense as a result of maintaining the allowance for doubtful accounts in line with the balance in accounts receivable from increased new loan originations.
•	$72,370 increase in other operating expenses as a result of software programming fees and market related expenses. The Company has begun development of the web-based portion of its proprietary software, which should lead to cost savings as well as synergistic effects with any mergers or acquisitions. For the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, the Company has also paid additional fees to its transfer agent, market maker, and OTC Markets related to the initiation of public trading of its common stock.
•	$60,835 increase in interest expense as a result of loan originations leading to increased borrowings on the line of credit. The Company increased borrowings on the line of credit of $1,911,087, an increase of 6.0%, at June 30, 2022 as compared to June 30, 2021. Interest expense increased by 7.2% or $60,835 during the six months ended June 30, 2022 as compared to the three months ended June 30, 2021. The Company’s new line of credit with First Horizon Bank has a lower minimum rate, which the Company has benefited from for the second quarter of 2021. During the six months ended June 30, 2022, the Company’s increased borrowings on the line of credit also led to the increase in interest expense, which increased interest expense. See Liquidity and Capital Resources for more information on the new line of credit.
•	$21,742 increase in salaries and wages as a result of increases to staff wages for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

The increases in expenses was primarily offset by a decrease in the following category:

•	$40,466 decrease in commission expense primarily due to a lower Earned Interest Rate for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. As the Company funds higher dollar value loans, it must remain competitive on interest rates. The Company pays lower commissions to agents when the interest rate on a loan origination is lower. Furthermore, as the Company experiences increases in its line of credit interest rates, the Company pays out lower commissions when agents cannot or will not pass through those increases to its customers.

Income before Taxes

Income before taxes increased by $95,662, or 20.9%, to $553,822 for the six months ended June 30, 2022 from $458,160 for the six months ended June 30, 2021. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $21,471 to $143,404 for the six months ended June 30, 2022 from $121,933 for the six months ended June 30, 2021. This increase was primarily attributable to the increase in taxable income.

Net Income

Net Income increased by $74,191, or 22.1%, to $410,418 for the six months ended June 30, 2022 from $336,227 for the six months ended June 30, 2021. This increase was attributable to the $95,662 increase in income before taxes related to increased business activity, partially offset by the $21,471 increase in the provision for income taxes related to increased taxable income.

Comparison of Cash Flows for the Six Months Ended June 30, 2022 and June 30, 2021

Cash Flows from Operating Activities

We used $3,226,589 of cash in our operating activities in 2022 compared to $7,411,612 used in our operating activities in 2021. The decrease in cash used of $4,185,043 was primarily due to a $4,073,965 decrease of cash used to support working capital components and a $111,078 increase of net income as adjusted for noncash items.

The $4,185,043 decrease of cash used to support working capital components was primarily due to a $4,500,988 decrease in the change in premium finance contracts, a $131,896 increase in the change in prepaid expenses and other current assets, a $70,000 increase in the change in deferred tax assets, partially offset by a $565,108 decrease in the change in accounts payable and accrued expenses and a $65,072 decrease in the change in drafts payable. These are natural fluctuations in operating accounts that occur during the normal course of business. The Company expects net cash outflows from operations during periods of growth. The Company experienced breakout growth in the early months of 2021 due to the increased line of credit. During 2022, the Company has utilized its increased availability on its line of credit leading to consistent growth in its investment in new loan originations and an increased premium finance contracts receivable.

The $111,078 increase of cash from net earnings as adjusted by noncash items resulted primarily from a $74,191 increase in net income and a $75,204 increase in bad debt expense, partially offset by a $29,586 decrease in the amortization of loan origination fees. As the Company grew its receivables portfolio in 2022, bad debt expense increased to adjust the allowance accordingly.

Cash Flows from Investing Activities

We used $33,953 of cash in our investing activities in 2022 compared to $48,269 in cash used in 2021. The decrease in cash used of $14,316 is due to a decrease in payments made on life insurance policies of $20,228 partially offset by an increase in purchases of property and equipment of $10,412.

Cash Flows from Financing Activities

We received $3,423,779 of cash provided by our financing activities in 2022 compared to $6,999,622 provided by financing activities in 2021. The decrease in funds provided of $3,575,843 is due primarily to an decrease in proceeds from the line of credit, net of repayments, of $2,882,229, an decrease in proceeds from notes payable – others of $456,964, an increase in repayments of notes payable – others of $236,000, an increase in repayments of notes payable – related parties of $166,302, and a decrease in cash overdraft of $153,264. These were partially offset by an increase in proceeds from the sale of preferred stock of $400,000. In 2021, the Company experienced breakout growth due to its new line of credit, utilizing its increased borrowing power to finance its increased premium finance contracts receivable. In conjunction with the new line of credit, the Company was required to increase its subordinated debt, which accounts for the increases in proceeds from notes payable – related parties and notes payable – others. During 2022, the Company’s financing stabilized as financing was primarily provided by its line of credit.

LIQUIDITY and CAPITAL RESOURCES as of June 30, 2022

We had $184,244 of cash and a working capital surplus of $12,554,694 at June 30, 2022. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. The terms of the new line of credit are generally more favorable than the previous line of credit, including an interest rate based on the 30-day LIBOR rate plus 2.85% with a minimum rate of 3.35%. The previous, terminated line of credit had an interest rate based on the 30-day LIBOR rate plus 2.75% with a minimum rate of 3.75%. We anticipate that the interest rate we pay on our revolving credit agreement may rise due to the recently adopted benchmark interest rate increases by the Federal Reserve Board. We believe that we will be able to pass along any interest rate increase to our borrowers so that our net interest spread will not be materially affected. Furthermore, because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next 12 months.

During the six months ended June 30, 2022, the Company raised an additional $25,000 in subordinated notes payable – related parties and $325,000 in subordinated notes payable – others, and repaid $181,302 in subordinated notes payable – related parties and $236,000 in subordinated notes payable – others. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

During the six months ended June 30, 2022, the Company sold 67,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) for $400,000 in cash and exchanging $270,000 of its subordinated notes at a price of $10.00 per share. The additional Preferred Stock bolsters shareholder’s equity, which, in turn, increases leveraging ability on our line of credit.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, the larger line of credit is paramount to fueling this growth. By increasing its line of credit to $45,000,000, the Company expects to satisfy the cash requirements anticipated by its growth in the immediate future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022 (“2021 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended June 30, 2022, there have been no material changes in our risk factors disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	By-laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on May 2, 2022)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K filed on March 30, 2021)
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(a)*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(b)*	Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*	Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)

10.6	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020. (Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.8	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.9	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.10	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

_______________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

