Form 10-Q
period 2022-09-30
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2022-11-14
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

There were 2,905,016 shares of common stock issued and outstanding as of November 10, 2022.

Explanatory Note

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Form 10-Q”) contains certain financial statements and information for the nine months ended September 30, 2021 filed by Standard Premium Finance Holdings, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 11, 2021.

In connection with preparing the Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 for this Quarterly Report on Form 10-Q, the Company determined that it previously incorrectly classified its Increase/Decrease in Premium Finance Contracts Receivable as operating activities. Beginning in the third quarter of 2022, the Company adjusted its consolidated statements of cash flows to present Increase/Decrease in Premium Finance Contracts Receivable as investing activities in accordance with ASC 230, Statement of Cash Flows.

The consolidated statement of cash flows for the nine months ended September 30, 2021 contained in this Form 10-Q has been restated to reflect these adjustments to the presentation. The Company will be filing an amended Annual Report on Form 10-K for the year ended December 31, 2021 to reflect the classification of its Increase/Decrease in Premium Finance Contracts Receivable as investing activities in its Consolidated Statement of Cash Flows filed in such Annual Report.

See Note 3 Adjustment to Statement of Cash Flows to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding the restated Consolidated Statement of Cash Flows information contained in this Form 10-Q.

 1

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2022 (unaudited) and December 31, 2021

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$96,848	$20,987
Premium finance contracts and related receivable, net	52,677,309	46,674,273
Prepaid expenses and other current assets	199,601	538,139
TOTAL CURRENT ASSETS	52,973,758	47,233,399

PROPERTY AND EQUIPMENT, NET	85,824	83,794
OPERATING LEASE ASSETS	224,324	228,954
FINANCE LEASE ASSETS	55,234	65,176

OTHER ASSETS
Cash surrender value of life insurance	596,087	559,877
Deferred tax asset	344,000	347,000
TOTAL OTHER ASSETS	940,087	906,877

TOTAL ASSETS	$54,279,227	$48,518,200

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$—	$153,264
Line of credit, net	35,363,636	30,476,375
Drafts payable	2,141,140	1,935,278
Note payable - current portion	896,756	2,285,023
Note payable - stockholders and related parties - current portion	37,000	862,000
Payroll Protection Program loan - current portion	91,620	271,000
Operating lease obligation - current portion	120,791	104,880
Finance lease obligation - current portion	12,332	11,857
Accrued expenses and other current liabilities	1,338,192	1,512,528
TOTAL CURRENT LIABILITIES	40,001,467	37,612,205

LONG-TERM LIABILITIES
Note payable, net of current portion	6,372,054	4,964,787
Note payable - stockholders and related parties, net of current portion	1,878,000	1,229,302
Payroll Protection Program loan - net of current portion	146,975	—
Operating lease obligation, net of current portion	103,533	124,074
Finance lease obligation, net of current portion	43,744	53,053
TOTAL LONG-TERM LIABILITIES	8,544,306	6,371,216

TOTAL LIABILITIES	48,545,773	43,983,421

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 and 99,000 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	166	99
Common stock, par value $.001 per share; 100 million shares authorized, 2,905,016 and 2,905,016 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,905	2,905
Additional paid in capital	3,376,601	2,682,995
Retained earnings	2,353,782	1,848,780
TOTAL STOCKHOLDERS' EQUITY	5,733,454	4,534,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,279,227	$48,518,200

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUES
Finance charges	$1,749,150	$1,700,380	$5,008,263	$4,671,422
Late charges	273,756	266,087	752,094	722,895
Origination fees	94,210	99,581	282,337	306,462

TOTAL REVENUES	2,117,116	2,066,048	6,042,694	5,700,779

OPERATING COSTS AND EXPENSES

Interest expense	641,795	412,467	1,553,101	1,262,938
Salaries and wages	423,521	368,733	1,150,828	1,074,298
Commission expense	264,365	238,104	762,925	777,130
Bad debts	197,573	306,382	636,822	670,427
Professional fees	95,852	77,681	289,985	262,563
Postage expense	27,161	29,356	81,213	81,516
Insurance expense	33,552	36,019	123,619	131,729
Other operating expenses	224,384	220,028	681,466	604,740

TOTAL COSTS AND EXPENSES	1,908,203	1,688,770	5,279,959	4,865,341

INCOME BEFORE INCOME TAXES	208,913	377,278	762,735	835,438

PROVISION FOR INCOME TAXES	54,188	79,515	197,592	201,448

NET INCOME	154,725	297,763	565,143	633,990

PREFFERED SHARE DIVIDENDS	(25,258)	(17,325)	(60,141)	(51,975)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$129,467	$280,438	$505,002	$582,015

Net income per share attributable to common stockholders
Basic	$0.04	$0.10	$0.17	$0.20
Diluted	$0.04	$0.10	$0.15	$0.20

Weighted average common shares outstanding
Basic	2,905,016	2,905,016	2,905,016	2,905,016
Diluted	3,454,321	2,905,016	3,454,321	2,905,016

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2021	99,000	$99	2,905,016	$2,905	$2,682,995	$1,848,780	$4,534,779

Series A Convertible Preferred Stock issued in exchange for note payable	2,000	2			19,998		20,000
Options issued for services					5,778		5,778
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	225,065	225,065
BALANCE AT MARCH 31, 2022 (unaudited)	101,000	$101	2,905,016	$2,905	$2,708,771	$2,056,520	$4,768,297

Series A Convertible Preferred Stock issued for cash	40,000	40			399,960		400,000
Series A Convertible Preferred Stock issued in exchange for note payable	25,000	25			249,975		250,000
Warrants issued for services					10,800		10,800
Distributions (preferred shares)						(17,558)	(17,558)
Net income	—	—	—	—	—	185,353	185,353
BALANCE AT JUNE 30, 2022 (unaudited)	166,000	$166	2,905,016	$2,905	$3,369,506	$2,224,315	$5,596,892

Options issued for services					7,050		7,050
Paid-in capital					45		45
Distributions (preferred shares)						(25,258)	(25,258)
Net income	—	—	—	—	—	154,725	154,725
BALANCE AT SEPTEMBER 30, 2022 (unaudited)	166,000	$166	2,905,016	$2,905	$3,376,601	$2,353,782	$5,733,454

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2020	99,000	$99	2,905,016	$2,905	$2,639,051	$1,041,757	$3,683,812

Options issued for services					8,667		8,667
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	180,254	180,254
BALANCE AT MARCH 31, 2021 (unaudited)	99,000	$99	2,905,016	$2,905	$2,647,718	$1,204,686	$3,855,408

Options issued for services					8,667		8,667
Warrants issued for services					9,275		9,275
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	155,973	155,973
BALANCE AT JUNE 30, 2021 (unaudited)	99,000	$99	2,905,016	$2,905	$2,665,660	$1,343,334	$4,011,998

Options issued for services					8,668		8,668
Distributions (preferred shares)						(17,325)	(17,325)
Net income	—	—	—	—	—	297,763	297,763
BALANCE AT SEPTEMBER 30, 2021 (unaudited)	99,000	$99	2,905,016	$2,905	$2,674,328	$1,623,772	$4,301,104

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
		(As Restated - See Note 3)
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$565,143	$633,990
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	16,103	25,239
Loss on disposal of property and equipment	2,167	—
Amortization of right to use asset - operating lease	75,668	76,837
Amortization of finance lease asset	9,942	—
Bad debt expense	636,822	670,427
Amortization of loan origination fees	45,158	100,950
Options issued for services	12,828	26,002
Warrants issued for services	10,800	9,275
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	338,538	(109,843)
(Increase)/Decrease in deferred tax asset, net	3,000	(125,000)
Increase/(Decrease) in drafts payable	205,862	403,180
Increase/(Decrease) in accounts payable and accrued expenses	(174,336)	102,278
Increase/(Decrease) in operating lease liability	(75,668)	(76,837)
Net cash provided by operating activities	1,672,027	1,736,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(6,639,858)	(10,667,657)
Payments made on life insurance policy	(36,210)	(35,627)
Sale of property and equipment	4,500	—
Purchases of property and equipment	(24,800)	(33,881)
Net cash used in investing activities	(6,696,368)	(10,737,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(153,264)	—
Proceeds from notes payable - stockholders and related parties	25,000	143,000
Repayment of notes payable - stockholders and related parties	(181,302)	(25,000)
Repayment of finance lease obligation	(8,834)	—
Proceeds of line of credit, net of repayments	4,842,103	7,377,338
Proceeds from the sale of preferred stock	400,000	—
Repayment of PPP loan	(32,405)	—
Paid-in capital	45	—
Dividends paid	(60,141)	(51,975)
Proceeds from notes payable - other	505,000	1,216,426
Repayment of notes payable - other	(236,000)	(55,000)
Net cash provided by financing activities	5,100,202	8,604,789

NET CHANGE IN CASH	75,861	(395,878)

CASH AT THE BEGINNING OF THE PERIOD	20,987	477,289

CASH AT THE END OF THE PERIOD	$96,848	$81,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$296,059	$359,068
Interest paid	$1,475,440	$1,275,284
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt exchanged for Series A Convertible Preferred Stock	$270,000	$—
Operating lease assets obtained in exchange for lease liabilities	$71,038	$235,335

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFH” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.

Standard Premium Finance Management Corporation (“SPFMC” or the “subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in Florida, Georgia, North Carolina, South Carolina, Texas, Arizona, Virginia, Arkansas, Nebraska, Mississippi, Maryland, Colorado, Ohio, Louisiana, Tennessee, Massachusetts, Minnesota, and Alabama.

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

Cash and Cash Equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. There are no cash equivalents at September 30, 2022 and December 31, 2021.

Revenue Recognition

Finance charges on insurance premium installment contracts are initially recorded as unearned interest and are credited to income monthly over the term of the finance agreement. For Florida, Georgia, North Carolina and Texas contracts, an initial origination fee of $20 per contract and the first month’s interest are recognized as income at the inception of a contract. The same treatment is applied to the $15 initial origination fee and first month’s interest in South Carolina. The origination fee can only be charged once to an insured in a twelve-month period. In accordance with industry practice, finance charges are recognized as income using the “Rule of 78s” method of amortizing finance charge income, which does not materially differ from the interest method of amortizing finance charge income on short term receivables. Late charges are recognized as income when charged. Unearned interest is netted against Premium Finance Contracts and Related Receivables on the balance sheet for reporting purposes.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. ASC 606 requires revenue to be recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for services that are distinct and accounted for as separate performance obligations. In such cases, revenue would be recognized at the time of delivery or over time for each performance of service. However, ASC 606 exempts items under ASC 835-30 and ASC 310-20 (i.e. finance charges, late charges and origination fee income for the Company).

Premium Finance Contracts and Related Receivable

The Company finances insurance premium on policies primarily for commercial enterprises. The term of each contract varies from 3 to 12 monthly payments. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant a power of attorney contained in the finance contract. As of September 30, 2022 and December 31, 2021, the amount of unearned premium on open and cancelled contracts totaled $75,986,257 and $67,929,695, respectively. The annual percentage interest rates on new contracts averaged approximately 15.6% and 15.5% during nine months ended September 30, 2022 and 2021, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment 5 - 7 years

Computer equipment and software 3 - 5 years

Leasehold improvements 10 years

Amortization of Line of Credit Costs

Amortization of line of credit costs is computed using the straight-line method over the life of the loan.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $134,790 and $0 at September 30, 2022 and December 31, 2021, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the balance sheet:

	September 30, 2022	December 31, 2021
	(unaudited)
Uninsured Balance	$134,790	$—
Plus: Insured balances	250,000	—
Plus: Balances at institutions that do not exceed FDIC limit	102,379	193,179
Plus: Cash overdraft	—	153,264
Less: Outstanding checks	(390,321)	(325,456)

Cash per Consolidated Balance Sheet	$96,848	$20,987

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 57% and 51% of the Company’s business activity is with customers located in Florida for 2022 and 2021, respectively. Approximately 13% and 22% of the Company’s business activity is with customers located in Georgia for 2022 and 2021, respectively. Approximately 13% and 14% of the Company's business activity is with customers located in North Carolina for 2022 and 2021, respectively. There were no other significant regional, industrial or group concentrations during the nine months ended September 30, 2022 and 2021.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place at September 30, 2022 and December 31, 2021 was $596,087 and $559,877, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of September 30, 2022.

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

Stock-Based Compensation

The Company account for stock-based compensation in accordance with FASB ASC Topic No. 718, “Stock Compensation,” which establishes the requirements for expensing equity awards. The Company measures and recognizes as compensation expense the fair value of all share-based payment awards based on estimated grant date fair values. Our stock-based compensation are issuances made to directors, executives, employees and consultants, which includes employee stock options related to our 2019 Equity Incentive Plan and stock warrants. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model to estimate the value of employee stock options and stock warrants which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based on expectations of future developments over the term of the option.

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

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

For the nine months ended September 30, 2022 and 2021, stock options to purchase 207,400 and 187,400 shares of common stock were outstanding, respectively, as described in Note 12. 93,700 of these options vested on March 1, 2021, 93,700 stock options vested on March 1, 2022, 10,000 stock options vest on June 29, 2023, and the remaining 10,000 stock options vest on June 29, 2024. The 187,400 vested stock options are considered dilutive and included in the calculation of diluted EPS at September 30, 2022, but considered anti-dilutive and excluded from the calculation of diluted EPS at September 30, 2021.

For the nine months ended September 30, 2022 and 2021, stock warrants to purchase 1,035,000 and 975,000 shares of common stock were outstanding, respectively, as described in Note 12. All the stock warrants vested immediately. 635,000 warrants are considered dilutive and included in the calculation of diluted EPS and the remaining 400,000 warrants are “out-of-the-money” and excluded from the calculation of diluted EPS as of September 30, 2022. As of September 30, 2021, all 975,000 outstanding warrants are not “in-the-money” and are thus anti-dilutive and excluded from the calculation of diluted EPS.

The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. This preferred stock is excluded from dilutive earnings per share.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

Reclassification

In 2021, the Company reconsidered its definition of related party when classifying its notes payable. The Company previously had recorded notes payable due to any stockholder as a related party note. Under the new classification, only notes payable to officers, directors, greater than 5% shareholders, and insiders are considered related party notes. See Footnote 10 and Footnote 11 for more information on the notes payable. The effect of this reclassification on the consolidated statement of cash flows for the nine months ended September 30, 2021 is as follows:

	September 30, 2021		September 30, 2021
	(before	Reclassification	(after
Consolidated Statement of Cash Flows Item	reclassification)	amount	reclassification)
Proceeds from notes payable - other	$866,426	$350,000	$1,216,426
Repayment of notes payable - other	(55,000)	—	(55,000)
Proceeds from notes payable - stockholders and related parties	493,000	(350,000)	143,000
Repayments of notes payable - stockholders and related parties	(25,000)	—	(25,000)

3. Restatement of the Statement of Cash Flows

In the third quarter of 2022, pursuant to the advice of a technical expert, the Company restated its consolidated statements of cash flows to present the increase/decrease in premium finance contracts receivable as investing activities, in accordance with ASC 230, Statement of Cash Flows. Previously, the increase/decrease in premium finance contracts receivable were presented within operating activities on the Company's consolidated statements of cash flows. These changes have no impact on previously reported consolidated statements of operations and balance sheets as well as earnings per share.

The consolidated statement of cash flows for the nine months ended September 30, 2021, the six months ended June 30, 2022 and 2021, and the three months ended March 31, 2022 and 2021 have been restated to reflect these adjustments to the presentation. The following tables present the effects of the changes on the presentation of the previously reported consolidated statement of cash flows:

	Six Months Ended June 30, 2022
	As Previously Reported (i)	Restatement	As Restated
Net cash provided by (used in):
Operating activities: (ii)	$(3,226,569)	$4,358,311	$1,131,742
Investing activities	(33,953)	(4,358,311)	(4,392,264)

(i)	As reported in the Company's 2022 Form 10-Q filed with the SEC on August 15, 2022
(ii)	Financial statement line impacted in operating activities was increase/(decrease) in premium finance contracts receivable

	Three Months Ended March 31, 2022
	As Previously Reported (i)	Restatement	As Adjusted
Net cash provided by (used in):
Operating activities: (ii)	$(1,243,731)	$2,464,921	$1,221,190
Investing activities	(27,887)	(2,464,921)	(2,492,808)

(i)	As reported in the Company's 2022 Form 10-Q filed with the SEC on May 13, 2022
(ii)	Financial statement line impacted in operating activities was increase/(decrease) in premium finance contracts receivable

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

3. Adjustment to Statement of Cash Flows (Continued)

	Nine Months Ended September 30, 2021
	As Previously Reported (i)	Restatement	As Adjusted
Net cash provided by (used in):
Operating activities: (ii)	$(8,931,159)	$10,667,657	$1,736,498
Investing activities	(69,508)	(10,667,657)	(10,737,165)

(i)	As reported in the Company's 2021 Form 10-Q filed with the SEC on November 8, 2021
(ii)	Financial statement line impacted in operating activities was increase/(decrease) in premium finance contracts receivable

	Six Months Ended June 30, 2021
	As Previously Reported (i)	Restatement	As Adjusted
Net cash provided by (used in):
Operating activities: (ii)	$(7,411,612)	$8,859,299	$1,447,687
Investing activities	(48,269)	(8,859,299)	(8,907,568)

(i)	As reported in the Company's 2021 Form 10-Q filed with the SEC on August 13, 2021
(ii)	Financial statement line impacted in operating activities was increase/(decrease) in premium finance contracts receivable

	Three Months Ended March 31, 2021
	As Previously Reported (i)	Restatement	As Adjusted
Net cash provided by (used in):
Operating activities: (ii)	$(4,007,500)	$4,613,918	$606,418
Investing activities	(32,977)	(4,613,918)	(4,646,895)

(i)	As reported in the Company's 2021 Form 10-Q filed with the SEC on May 10, 2021
(ii)	Financial statement line impacted in operating activities was increase/(decrease) in premium finance contracts receivable

4. Premium Finance Contracts, Related Receivable and Allowance for Doubtful Accounts

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

At September 30, 2022 and December 31, 2021, premium finance contract and agents’ receivable consists of the following:

Description	September 30, 2022	December 31, 2021	2019	2018
	(unaudited)
Insurance premium finance contracts outstanding	$51,135,890	$44,079,251	$36,376,185	$31,494,613
Insurance premium finance contracts cancelled	3,687,436	4,426,576	3,433,680	3,535,127
	54,823,326	48,505,827	39,809,865	35,029,740
Amounts due from agents	731,986	793,869	951,595	915,770
Less: Unearned interest	(1,685,522)	(1,431,666)	(1,176,554)	(1,042,593)
	53,869,790	47,868,030	39,584,906	34,902,917
Less: Allowance for doubtful accounts	(1,192,481)	(1,193,757)	(785,532)	(992,153)

Total	$52,677,309	$46,674,273	$38,799,374	$33,910,764

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

4. Premium Finance Contracts, Related Receivable and Allowance for Doubtful Accounts (Continued)

The allowance for doubtful accounts at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Allowance for premium finance contracts	$1,007,106	$1,000,000
Allowance for amounts due from agents	185,375	193,757

Total allowance for doubtful accounts	$1,192,481	$1,193,757

Activity in the allowance for doubtful accounts for the nine months ended September 30, 2022 and the year ended December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Balance, at the beginning of the period	$1,193,757	$824,342
Current year provision	1,075,000	1,353,057
Direct write-downs charged against the allowance	(1,110,528)	(1,212,150)
Recoveries of amounts previously charged off	34,252	228,508

Balance at end of the period	$1,192,481	$1,193,757

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

	For the three months ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Total Provision	$360,000	$400,000
Less: Contra-revenues	(162,427)	(93,618)
Bad Debt Expense per the Consolidated Statement of Operations	$197,573	$306,382

	For the nine months ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Total Provision	$1,075,000	$1,031,016
Less: Contra-revenues	(438,178)	(333,297)
Less: Current year provisions for amounts due from agents	—	(27,292)
Bad Debt Expense per the Consolidated Statement of Operations	$636,822	$670,427

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

5. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	September 30, 2022	December 31, 2021
	(unaudited)

Computer Software	$26,207	$26,207
Automobile	104,667	87,867
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	62,494	62,974
Property and equipment	324,452	308,132
Accumulated depreciation	(238,628)	(224,338)

Property and equipment, net	$85,824	$83,794

The Company recorded depreciation expense of $16,103 and $25,239, respectively for the nine months ended September 30, 2022 and 2021. The Company recorded depreciation expense of $5,781 and $8,683, respectively for the three months ended September 30, 2022 and 2021.

6. Leases

The Company accounts for leases in accordance with ASC Topic 842. In March 2021, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2023 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335. The Company used its incremental borrowing rate of 5.25% for all operating leases as of September 30, 2022 and December 31, 2021. In September 2022, the Company renewed its secure facility lease as described below. In September 2022, the Company also entered into a new lease agreement for computer hardware as described below.

Office lease – On March 1, 2021, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,450 per month and expires in February 2024, including the renewal option (see Note 13).

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

6. Leases (Continued)

Secure facility lease – On September 11, 2017, the Company entered into a five (5) year lease for a secure facility located in Miami Florida. The lease had no renewal option. The lease was $1,233 per month and expired in August 2022. On September 26, 2022, the Company entered into a three (3) year lease for a secure facility located in Miami, Florida. The lease has no renewal option. The lease is $1,418 per month, with payment increases of 4% annually, and expires in September 2025. The right-of-use asset and operating lease liability at the execution of this lease totaled $48,979.

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

Hardware lease – On September 30, 2022, the Company entered into a three-year lease for computer hardware. The lease has no renewal option. The lease is $664 per month and expires in September 2025. The right-of-use asset and operating lease liability at the execution of this lease totaled $22,059.

Server lease – On December 7, 2021, the Company entered into a five-year lease for a computer server. The lease contains a bargain purchase option, which the Company intends to exercise. The Company recorded this lease as a finance lease. The fixed asset and lease liability at inception of the lease was $66,281 and $65,801, respectively. The Company used its incremental borrowing rate of 5.25% to determine the present value of the lease payment. The lease payments are $1,249 per month through December 2026.

Leases	Classification	September 30, 2022	December 31, 2021
		(unaudited)
Right-of-use assets	Operating lease assets	$224,324	$228,954
Server lease	Finance lease assets	55,234	65,176
Total lease assets		$279,558	$294,130

Current operating lease liability	Current operating lease liabilities	$120,791	$104,880
Non-current operating lease liability	Long-term operating lease liabilities	103,533	124,074
Total operating lease liabilities		$224,324	$228,954

Current finance lease liability	Current finance lease liabilities	$12,332	$11,857
Non-current finance lease liability	Long-term finance lease liabilities	43,744	53,053
Total finance lease liabilities		$56,076	$64,910

The weighted-average remaining lease term was 2.59 years and 2.99 years as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022 and 2021, the total lease cost was $85,610 and $76,837, respectively. For the three months ended September 30, 2022 and 2021, the total lease cost was $28,051 and $24,645, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

7. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date, on insurance premium finance contracts received by the Company prior to the reporting date. As of September 30, 2022 and December 31, 2021, the draft payable balances are $2,141,140 and $1,935,278, respectively.

8. Line of Credit

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

Interest expense on this line of credit for the nine months ended September 30, 2022 and 2021 totaled approximately $0 and $86,000, respectively. This line of credit was fully paid off on February 3, 2021 (see below).

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit with WNB. On this date, the line of credit with WNB was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000.

At September 30, 2022 and December 31, 2021, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and two members of the Board of Directors of the Company. The line of credit bears interest at 30 Day Libor plus 2.85% per annum (5.41% at September 30, 2022 and 3.35% at December 31, 2021). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30 Day Libor falls below 0.50%. As of September 30, 2022, the amount of principal outstanding on the line of credit was $35,379,169 and is reported on the consolidated balance sheet net of $15,533 of unamortized loan origination fees. As of December 31, 2021, the amount of principal outstanding on the line of credit was $30,537,067 and is reported on the consolidated balance sheet net of $60,692 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended September 30, 2022 and 2021 totaled approximately $452,000 and $202,000, respectively. Interest expense on this line of credit for the nine months ended September 30, 2022 and 2021 totaled approximately $980,000 and $603,000, respectively. The Company recorded amortized loan origination fees for the three months ended September 30, 2022 and 2021 of $11,650 and $37,856, respectively. The Company recorded amortized loan origination fees for the nine months ended September 30, 2022 and 2021 of $45,158 and $100,950, respectively. The Company had availability on this line of credit of $6,869,268 as of September 30, 2022.

The Company’s agreements with WNB and FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, minimum balances. Management believes it was in compliance with the applicable debt covenants as of September 30, 2022 and December 31, 2021.

LIBOR will cease to be published after June 30, 2023. The Company expects that any of our future loan agreements will be based on a different benchmark rate.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

9. PPP Loan

On April 18, 2020, the Company entered into a $271,000 loan with Woodforest National Bank, under a program administered by the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”) approved under the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) (Pub. L. No. 116-136). The loan matures in two (2) years and accrues interest at 1% from the origination of the loan. After a 6 month deferral, interest and principal payments are due monthly. The Note is subject to partial or full forgiveness, the terms of which are dictated by the SBA, the CARES Act, section 7(a)(36) of the Small Business Act, all rules and regulations promulgated thereunder including, without limitation, Interim Final Rule RIN 3245-AH34, subsequent SBA guidance, and the Code of Federal Regulations.

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801.12 beginning on May 18, 2022.

As of September 30, 2022 and December 31, 2021, the balance of the PPP loan is as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Total PPP loan	$238,595	$271,000
Less current maturities	91,620	(271,000)
Long-term portion of PPP loan	$146,975	$—

10. Note Payable – Others

At September 30, 2022 and December 31, 2021, the balances of long-term unsecured notes to unrelated parties are as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Total notes payable - Others	$7,268,810	$7,249,810
Less current maturities	(896,756)	(2,285,023)

Long-term maturities	$6,372,054	$4,964,787

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2026. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $377,000 and $357,000 during the nine months ended September 30, 2022 and 2021, respectively. Interest expense on these notes totaled approximately $126,000 and $137,000 during the three months ended September 30, 2022 and 2021, respectively. The Company received proceeds on these notes of $505,000 and $1,216,426 for the nine months ended September 30, 2022 and 2021, respectively. The Company repaid principal on these notes of $236,000 and $55,000 for the nine months ended September 30, 2022 and 2021, respectively.

In April 2022, the Company exchanged $250,000 of these notes for 25,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

11. Note Payable – Stockholders and Related Parties

At September 30, 2022 and December 31, 2021, the balances of long-term notes payable to stockholders and related parties are as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Total notes payable - Related parties	$1,915,000	$2,091,302
Less current maturities	(37,000)	(862,000)

Long-term maturities	$1,878,000	$1,229,302

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2026. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions at least 90 days prior to the expiration date. Interest expense on these notes totaled approximately $119,000 and $120,000 during the nine months ended September 30, 2022 and 2021, respectively. Interest expense on these notes totaled approximately $39,000 and $42,000 during the three months ended September 30, 2022 and 2021, respectively. The Company received proceeds on these notes of $25,000 and $143,000 for the nine months ended September 30, 2022 and 2021, respectively. The Company repaid principal on these notes of $181,032 and $25,000 for the nine months ended September 30, 2022 and 2021, respectively.

In January 2022, the Company exchanged $20,000 of these notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share.

12. Equity

Preferred Stock

As of September 30, 2022, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of September 30, 2022, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the nine months ended September 30, 2022 and 2021, the Board of Directors has declared and paid dividends on the preferred stock of $60,141 and $51,975, respectively. During the three months ended September 30, 2022 and 2021, the Board of Directors has declared and paid dividends on the preferred stock of $25,258 and $17,325, respectively. As of September 30, 2022 and December 31, 2021, preferred dividends are in arrears by $29,050 and $17,325, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

12. Equity (Continued)

December 31, 2020 dividends in arrears were declared and paid in January 2021. March 31, 2021 dividends in arrears were declared and paid in April 2021. June 30, 2021 dividends in arrears were declared and paid in July 2021. September 30, 2021 dividends in arrears were declared and paid in October 2021. December 31, 2021 dividends in arrears were declared and paid in January 2022. March 31, 2022 dividends in arrears were declared and paid in April 2022. June 30, 2022 dividends in arrears were declared and paid in July 2022. September 30, 2022 dividends in arrears were declared and paid in October 2022.

In January 2022, the Company exchanged $20,000 of its notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. On April 30, 2022, the Company issued 65,000 shares of Series A Convertible Preferred Stock for $400,000 cash and exchanged for $250,000 of its notes payable at a price of $10.00 per share. There were no gains or losses on these exchanges.

Common Stock

As of both September 30, 2022 and December 31, 2021, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

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

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	187,400	$0.80	8.2 years	—
Issued	20,000	$4.73	7.5 years	—
Exercised	—	—	—	—
Outstanding at September 30, 2022	207,400	$1.18	7.40 years	$1,630,380
Exercisable at September 30, 2022	187,400	$0.80	7.42 years	$1,630,380

On March 1, 2020, 187,400 of the above options were granted to designated Officers and employees. Half of those options vested on March 1, 2021 and the other half vested on March 1, 2022. On June 29, 2022 20,000 of the above options were granted to designated Officers. Half of these options vest on June 29, 2023 and the other half vest on June 29, 2024. During the nine months ended September 30, 2022 and 2021, the Company recognized $12,828 and $26,002, respectively, of stock option expense. During the three months ended September 30, 2022 and 2021, the Company recognized $7,050 and $8,668, respectively, of stock option expense.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

12. Equity (Continued)

The fair value of the stock options originated in 2022 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Grant 1	Grant 2
(1) dividend yield of	0%	0%
(2) expected volatility of	50%	50%
(3) risk-free interest rate of	3.10%	3.10%
(4) expected life of	10 years	5 years
(5) estimated fair value	$4.50	$4.50

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	975,000	$7.28	3.46 years	—
Issued	60,000	$4.00	4.92 years	—
Exercised	—	—	—	—
Outstanding at September 30, 2022	1,035,000	$7.09	2.83 years	$3,492,500
Exercisable at September 30, 2022	1,035,000	$7.09	2.83 years	$3,492,500

The above outstanding warrants were issued on June 29, 2022, June 11, 2021 and April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $10,800, $9,275 and $27,200 on the grant date, respectively. The warrants vested immediately. During the three months ended September 30, 2022 and 2021, the Company recognized $0 and $0, respectively, of stock warrant expense. During the nine months ended September 30, 2022 and 2021, the Company recognized $10,800 and $9,275, respectively, of stock warrant expense.

The fair value of the stock options originated in 2022 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Grant 1
(1) dividend yield of	0%
(2) expected volatility of	50%
(3) risk-free interest rate of	2.94%
(4) expected life of	5 years
(5) estimated fair value	$1.17

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

13. Related Party Transactions

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

Line of credit

As discussed in Note 8, the Company secured its primary financing in part through the assistance of our CEO and two board members who guaranteed the loan to the financial institution. The current line of credit with First Horizon Bank was initiated at $35,000,000. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000.

Notes payable

As discussed in Note 11, the Company has been advanced funds by its shareholders. As of September 30, 2022 and December 31, 2021, the amounts advanced were $1,915,000 and $2,091,302, respectively.

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

14. Commitments and Contingencies

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

15. Subsequent Events

In October 2022, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050. In October 2022, the Company repaid $50,000 of notes payable – others.

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

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Florida, Georgia, South Carolina, North Carolina, Texas, Tennessee and Arizona. Throughout 2022, we have obtained licenses in eleven additional states: Virginia, Arkansas, Nebraska, Mississippi, Maryland, Colorado, Ohio, Louisiana, Massachusetts, Minnesota, and Alabama. We intend to continue to expand our market into new states as part of our organic growth trend. Loans are originated primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 65% ($35,363,636) of its capital as of September 30, 2022. As of September 30, 2022, the Company’s subordinated notes payable and PPP loan represented approximately 17% ($9,422,405) of the Company’s capital, operating liabilities provide approximately 7% ($3,759,732) of the Company’s capital, preferred equity provides approximately 3% ($1,660,000) of the Company’s capital, and equity in retained earnings and common paid-in capital represents the remaining 8% ($4,073,454) of the Company’s capital structure.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Gross Revenue	$2,117,116	$2,066,048
Originations	$30,342,602	$28,575,140
Interest Earned Rate	15.26%	15.36%
Cost of Funds Rate, Gross	5.87%	3.94%
Cost of Funds Rate, Net	4.40%	2.95%
Reserve Ratio	1.90%	2.15%
Provision Rate	0.65%	1.07%
Return on Assets	0.97%	2.24%
Return on Equity	12.93%	35.43%

	As of or for the Nine Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Gross Revenue	$6,042,694	$5,700,779
Originations	$89,330,369	$84,421,186
Interest Earned Rate	15.06%	15.47%
Cost of Funds Rate, Gross	4.73%	4.28%
Cost of Funds Rate	3.55%	3.21%
Reserve Ratio	1.90%	2.15%
Provision Rate	0.71%	0.79%
Return on Assets	1.31%	1.69%
Return on Equity	17.68%	25.85%

Gross Revenue

Gross Revenue represents the sum of interest and finance income, associated fees and other revenue.

Originations

Originations represent the total principal amount of Loans made during the period.

Interest Earned Rate

The Interest Earned Rate is the average annual percentage interest rate earned on new loans.

Cost of Funds Rate, Gross

Cost of Funds Rate, Gross is calculated as interest expense divided by average debt outstanding for the period.

Cost of Funds Rate, Net

Cost of Funds Rate, Net is calculated as interest expense divided by average debt outstanding for the period, net of the interest related tax benefit.

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended September 30, 2022 Compared to the Three Months ended September 30. 2021

Revenue

Revenue increased by 2.5% overall or $51,068 to $2,117,116 for the three months ended September 30, 2022 from $2,066,048 for the three months ended September 30, 2021. The increase in revenue was primarily due to a 2.9% or $48,770 increase in finance charges. Revenue from finance charges comprised 82.6% and 82.3% of overall revenue for the three months ended September 30, 2022 and 2021, respectively.

During the three months ended September 30, 2022 compared to the three months ended September 30, 2021, the company financed an additional $1,767,462 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Although the Company increased amounts financed, the Company noted a decrease in the quantity of loan originations to 5,934 new loans for the three months ended September 30, 2022 as compared to 6,528 for the three months ended September 30, 2021. The quantity of loan originations is directly correlated to the decrease in origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity generate additional sales. In February 2021, the Company executed a $35,000,000 line of credit with a new lender, terminating the previous line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. The additional availability on our line of credit was an essential driver to our increased financed amount of new loan originations during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 13.0% or $219,433 to $1,908,203 for the three months ended September 30, 2022 from $1,688,770 for the three months ended September 30, 2021.

The increase in expenses was primarily due to increases in the following categories:

•	$229,328 increase in interest expense as a result of increases in the line of credit interest rate. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month LIBOR with a minimum rate of 3.35%. As of September 30, 2022 and 2021, our line of credit’s interest rate was quoted at 5.41% and 3.35%, respectively. Furthermore, as of September 30, 2022, our borrowings on the line of credit have increased by $2,231,875 to $35,363,636 from $33,131,761 at September 30, 2021. This increase in borrowings is due to increased loan originations.
•	$54,788 increase in salaries and wages expense as a result of increased base salaries and wages for our office staff and executives. Furthermore, in June 2022, the Company executed employment contracts with its CEO and CFO, increasing their base salaries.

The increases in expenses was primarily offset by a decrease in the following category:

•	$108,809 decrease in bad debt expense as a result of a greater proportion of our gross monthly write-offs being related to contra-revenues rather than principal balances. These contra-revenues are primarily write-offs of deferred interest, whereas bad debt expense relates to write-offs of principal balances. We maintained consistent allowance practices throughout 2022, which kept the reserves adequate.

Income before Taxes

Income before taxes decreased by $168,365, or 44.6%, to $208,913 for the three months ended September 30, 2022 from $377,278 for the three months ended September 30, 2021. This decrease was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $25,327 to $54,188 for the three months ended September 30, 2022 from $79,515 for the three months ended September 30, 2021. This increase was primarily attributable to the decrease in income.

Net Income

Net Income decreased by $143,038, or 48.0%, to $154,725 for the three months ended September 30, 2022 from $297,763 for the three months ended September 30, 2021. This increase was attributable to the $168,365 decrease in income before taxes, partially offset by the $25,327 decrease in the provision for income taxes related to decreased taxable income.

Results of Operations for the Nine Months ended September 30, 2022 Compared to the Nine Months ended September 30, 2021

Revenue

Revenue increased by 6.0% overall or $341,915 to $6,042,694 for the nine months ended September 30, 2022 from $5,700,779 for the nine months ended September 30, 2021. The increase in revenue was primarily due to a 7.2% or $336,841 increase in finance charges, a 4.0% or $29,199 increase in revenue from late charges, partially offset by a 7.9% or $24,125 decrease in revenue from origination charges. Revenue from finance charges comprised 82.9% and 81.9% of overall revenue for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, the company financed an additional $4,909,183 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Although the Company increased amounts financed, the Company noted a decrease in the quantity of loan originations to 18,189 new loans for the nine months ended September 30, 2022 as compared to 19,845 for the nine months ended September 30, 2021. The quantity of loan originations is directly correlated to the decrease in origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity generate additional sales. In February 2021, the Company executed a $35,000,000 line of credit with a new lender, terminating the previous line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. The additional availability on our line of credit was an essential driver to our increased financed amount of new loan originations during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 8.5% or $414,618 to $5,279,959 for the nine months ended September 30, 2022 from $4,865,341 for the nine months ended September 30, 2021.

The increase in expenses was primarily due to increases in the following categories:

•	$290,163 increase in interest expense as a result of increases in the line of credit interest rate. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month LIBOR with a minimum rate of 3.35%. LIBOR will cease to be published after June 30, 2023. The Company expects that any of our future loan agreements will be based on a different benchmark rate. As of September 30, 2022 and 2021, our line of credit’s interest rate was quoted at 5.41% and 3.35%, respectively. Furthermore, as of September 30, 2022, our borrowings on the line of credit have increased by $2,231,875 to $35,363,636 from $33,131,761 at September 30, 2021. This increase in borrowings is due to increased loan originations.
•	$76,530 increase in salaries and wages expense as a result of increased base salaries and wages for our office staff and executives. Furthermore, in June 2022, the Company executed employment contracts with its CEO and CFO, increasing their base salaries.
•	$76,726 increase in other operating expenses as a result of software programming fees and marketing related expenses. The Company has begun development of the web-based portion of its proprietary software, which should lead to cost savings as well as synergistic effects with any mergers or acquisitions. The Company also experienced costs related to participation in four additional conventions, in line with our goals to expand into new states.

The increases in expenses was primarily offset by a decrease in the following category:

•	$33,605 decrease in bad debt expense as a result of maintaining the allowance for doubtful accounts in line with the balance in premium finance contracts receivable from increased new loan originations. In 2021, our allowance grew rapidly to keep up with the explosive growth in receivables due to the availability on our new line of credit. We maintained consistent allowance practices in 2022, which kept the reserves adequate.

Income before Taxes

Income before taxes decreased by $72,703, or 8.7%, to $762,735 for the nine months ended September 30, 2022 from $835,438 for the nine months ended September 30, 2021. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $3,856 to $197,592 for the nine months ended September 30, 2022 from $201,448 for the nine months ended September 30, 2021. This decrease was primarily attributable to the decrease in taxable income.

Net Income

Net income decreased by $68,847, or 10.9%, to $565,143 for the nine months ended September 30, 2022 from $633,990 for the nine months ended September 30, 2021. This decrease was attributable to the $72,703 decrease in income before taxes, partially offset by the $3,856 decrease in the provision for income taxes related to decreased taxable income.

Comparison of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021

Cash Flows from Operating Activities

We received $1,672,027 of cash from our operating activities in 2022 compared to $1,736,498 provided by our operating activities in 2021. The decrease in cash provided of $64,471 was primarily due to a $168,089 decrease of net income as adjusted for noncash items partially offset by a $103,618 increase of cash used to support working capital components.

The $168,089 decrease of cash from net earnings as adjusted by noncash items resulted primarily from a $68,847 decrease in net income, a $55,792 decrease in the amortization of loan origination fees, and a $33,605 decrease in bad debt expense. As the Company’s growth in its receivables portfolio tapered in 2022, bad debt expense increased more slowly to adjust the allowance accordingly.

The $103,618 increase of cash used to support working capital components was primarily due to a $448,381 increase in the change in prepaid expenses and other current assets, and a $128,000 increase in the change in deferred tax asset, net. partially offset by a $276,614 increase in the change in accounts payable and accrued expenses and a $197,318 decrease in the change in drafts payable. These are natural fluctuations in operating accounts that occur during the normal course of business.

Cash Flows from Investing Activities

We used $6,696,368 of cash in our investing activities in 2022 compared to $10,737,165 of cash used in 2021. The decrease in cash used of $4,040,797 is primarily due to a decrease in the change in premium finance contracts receivable, net. The Company expects net cash outflows from investing activities during periods of growth. However, the Company experienced breakout growth in the early months of 2021 due to the increased line of credit. During 2022, the Company has utilized its increased availability on its line of credit leading to consistent growth in its investment in new loan originations and an increased premium finance contracts receivable.

Cash Flows from Financing Activities

We received $5,100,202 of cash provided by our financing activities in 2022 compared to $8,604,789 provided by financing activities in 2021. The decrease in funds provided of $3,504,587 is due primarily to an decrease in proceeds from the line of credit, net of repayments, of $2,535,235, a decrease in proceeds of notes payable – others of $711,426, and an increase in repayments of notes payable – others of $181,000, an increase in repayments of notes payable – related parties of $156,302, a decrease in cash overdraft of $153,264, and a decrease in proceeds from notes payable – related parties of $118,000. These were partially offset by an increase in proceeds from the sale of preferred stock of $400,000. In 2021, the Company experienced breakout growth due to its new line of credit, utilizing its increased borrowing power to finance its increased premium finance contracts receivable. In conjunction with the new line of credit, the Company was required to increase its subordinated debt, which accounts for the increases in proceeds from notes payable – related parties and notes payable – others. During 2022, the Company’s financing stabilized as financing was primarily provided by its line of credit.

LIQUIDITY and CAPITAL RESOURCES as of September 30, 2022

We had $96,848 cash and a working capital surplus of $12,972,291 at September 30, 2022. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. The terms of the new line of credit are generally more favorable than the previous line of credit, including an interest rate based on the 30-day LIBOR rate plus 2.85% with a minimum rate of 3.35%. The previous, terminated line of credit had an interest rate based on the 30-day LIBOR rate plus 2.75% with a minimum rate of 3.75%. LIBOR will cease to be published after June 30, 2023. The Company expects that any of our future loan agreements will be based on a different benchmark rate. We anticipate that the interest rate we pay on our revolving credit agreement may rise due to the recently adopted benchmark interest rate increases by the Federal Reserve Board. We believe that we will be able to pass along any interest rate increase on loans funded after the interest rate increase so that our net interest spread will not be materially affected. Furthermore, because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next 12 months.

During the nine months ended September 30, 2022, the Company raised an additional $25,000 in subordinated notes payable – related parties and $505,000 in subordinated notes payable – others. The Company repaid $181,302 of notes payable – related parties and $236,000 or notes payable – others. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

During the nine months ended September 30, 2022, the Company sold 67,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) for $400,000 in cash and exchanging $270,000 of its subordinated notes at a price of $10.00 per share. The additional Preferred Stock bolsters shareholder’s equity, which, in turn, increases leveraging ability on our line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, had concluded that our disclosure controls and procedures were effective as of September 30, 2022 other than a material weakness in our internal control over financial reporting as of such date related to classification of certain items on our Condensed Consolidated Statement of Cash Flows as discussed below. Such material weakness had no effect on our revenues, expenses or earnings.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

In connection with preparing this Quarterly Report on Form 10-Q, management became aware of an error related to the Company’s classification of its Increase/Decrease of Premium Finance Contracts on its statements of cash flows as operating activities rather that as investing activities.  This error, which was not detected as of the end of the period covered by this Quarterly Report on Form 10-Q, will result in a restatement to the Company’s Condensed Consolidated Statement of Cash Flows statement for the fiscal year ended December 31, 2021.  The error was caused by an inadequate design in controls pertaining to the Company’s review and analysis of the classification of cash flow items. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

Management has taken steps, and is actively engaged in taking additional steps, to remediate the material weakness identified above.  The remediation plan includes the implementation of new controls designed to evaluate the classification of cash flow items and other items on its financial statements.

Management believes the measures described above and others that may be implemented will remediate the material weakness identified.  The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded through testing, that these controls are operating effectively.  As management continues to evaluate and improve the Company’s internal control over financial reporting, it may decide to take additional measures to address control deficiencies or determine to modify, or under appropriate circumstances not to complete, certain of the remediation measures identified.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022 (“2021 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended September 30, 2022, there have been no material changes in our risk factors disclosed in our 2021 Form 10-K.

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

Date: November 14, 2022

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

