Form 10-K
period 2022-12-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2023-03-17
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $6,667,601 based upon the closing bid price of the Company’s stock on that date. For this purpose, executive officers and directors of the registrant are considered affiliates.

2,905,016 shares of common stock were issued and outstanding as of March 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STANDARD PREMIUM FINANCE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2022

Explanatory Note

This Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) contains certain financial statements and information for the year ended December 31, 2021 filed by Standard Premium Finance Holdings, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on its Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 25, 2022.

In connection with preparing the unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 for the Quarterly Report on Form 10-Q filed on November 14, 2022, the Company determined that it previously incorrectly classified its Increase/Decrease in Premium Finance Contracts Receivable as operating activities. Beginning in the third quarter of 2022, pursuant to the advice of a technical expert, the Company adjusted its consolidated statements of cash flows to present Increase/Decrease in Premium Finance Contracts Receivable as investing activities in accordance with ASC 230, Statement of Cash Flows.

The consolidated statement of cash flows for the year ended December 31, 2021 contained in this Form 10-K has been restated to reflect these adjustments to the presentation. These changes have no impact on previously reported consolidated statements of operations and balance sheets as well as earnings per share.

See Note 3 – Adjustment to Statement of Cash Flows to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding the restated Consolidated Statement of Cash Flows information contained in this Form 10-K.

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

We are a specialized finance company that makes collateralized loans to businesses and individuals to finance the insurance premiums they pay on their commercial property and casualty insurance policies. We began our business in 1991 and currently operate in seventeen states. We have developed relationships with insurance agents and brokers located in our market area who offer insurance premium loans as a service to their customers which we underwrite. We evaluate each insurance premium loan application according to our loan underwriting criteria. Upon our approval of an insurance premium loan, the borrower makes a down payment, generally 20% to 25% of the annual premium on the financed insurance policy, and we provide the balance of the annual premium required to purchase the policy. The borrower pays us a fixed monthly amount over the next nine (9) to ten (10) months. In the event the borrower defaults in its loan payment obligation, we are contractually authorized to terminate the insurance policy and receive the amount of the unearned premium paid on the insurance policy. The unearned premium on the insurance policy represents the portion of the insurance premium subject to return if the policy is cancelled before the full term of the policy is completed. The unearned premium serves as the collateral for our insurance premium loans and are designed to fully pay off the balance of the insurance premium loan in the event of a default. We have the contractual right to cancel the insurance policy and receive the amount of the unearned premium if the borrower defaults on repayment of any loan payment to us. Because of this collateral security feature of our insurance premium loans, we consider our loans to be of high quality and low risk. Standard Premium commenced operations in 1991 for the specific purpose of providing financing for property and casualty insurance premiums. Standard Premium:

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

The Property and Casualty Insurance Premium Finance Market

Commercial insurance performs a critical role in the world economy. Without it, the economy could not function. Insurers essentially protect the economic system from failure by assuming the risks inherent in the production of goods and services. All businesses share a need for insurance: Without the right insurance coverage, each could be wiped out by a disaster or a lawsuit. The Insurance Information Institute reported that $359.6 billion of commercial lines insurance premiums were generated in the U.S. in 2021.

The insurance premium finance industry began in Pennsylvania in 1933 and has grown along with the U.S. economy. It is estimated that approximately 15% of the $360 billion U.S. commercial property and casualty premiums were financed in 2021, generating $54 billion of insurance premium finance loans.

There are several reasons that an insurance policy buyer would choose to finance its insurance premiums. Financing an insurance premium is much like any other commercial or consumer purchase. It is financed based on the insured’s decision resulting from current economic trends and other considerations. For some customers, insurance premium financing is a convenient way to buy insurance without tying up working capital or accessing other credit sources. Other customers, who do not have the means to pay the premium in full at the time of purchase, consider premium financing a necessity. When customers finance insurance policies, they enter into a contract with the insurance premium finance company to obtain a loan. The contract assigns the borrower’s rights to all unearned premiums and dividends on the policy to the insurance premium finance company and appoints the insurance premium finance company as its ‘attorney in fact.’ The power of attorney signed by the borrower gives the insurance premium finance company the right to cancel the insurance policy in the event of non-payment of a loan installment and to receive all unearned premiums and credits from the insurance company. The customer, upon executing the premium financing loan contract, makes the initial down payment and agrees to pay back the principal with interest in monthly payments. The unearned premium of the insurance policy provides the collateral for each loan.

Our Loan Referral Base

The bulk of our insurance premium loans are originated through insurance agents and brokers who recommend our insurance premium loan program to their clients who would like to finance their insurance premiums. We currently market our loans through more than 850 independent insurance brokers and agents located in seventeen states. For risk management purposes, we have a policy of limiting the amount of loans to the customers of any one insurance broker or agent to 5% of our outstanding loan portfolio. We may change this policy at any time based on then-existing market conditions or otherwise, at the discretion of our CEO.

Our website includes a portal for our brokers and agents, which allows them to quote premiums and print drafts and finance agreements online. The drafts and agreements are forwarded to us for loan underwriting, risk management and approval. Our brokers and agents do not have the authority to bind us to making a loan.

We compensate the insurance brokers and agents for their loan origination service through commissions which are authorized and regulated by the states in which we do business. The commission paid is generally tied to the gross revenue that the loan generates. For example, rates are determined by the size of the loan, and, to a certain degree, the rating of the insurance company as well as the creditworthiness of the borrower. Further, the higher the interest rate the loan generates, the higher the commission to the broker. In addition, the Company offers a rewards program (where permitted by State Law) for our insurance brokers and agents. Under the rewards program, points are earned based on amount of financed premiums. These points are then redeemable for travel and merchandise. The rewards program is equivalent to 1/10th of one percent (.001) of the amount financed and is in addition to payment of commissions.

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

In the property and casualty insurance industry, some insurance policies contain provisions for audits or other additional reporting. These provisions may allow the insurance company to evaluate (audit) the insurance premium after cancellation. Such provisions may delay or reduce the amount of unearned premium. Since the unearned premium represents the collateral in our loan, this would have a detrimental effect on us. It is Company policy to avoid financing these types of policies.

Employees

As of December 31, 2022, we had 23 employees, 21 of whom were full-time employees. Our full-time employees are covered by a corporate benefit plan for major medical and hospitalization. None of our employees are members of a labor union or subject to a collective bargaining agreement. All of our employees are “at will” with no guaranteed period of employment, with the exception of our Vice President of Technology, who has a fixed contract of employment until February 28, 2023. We believe our employee relations are satisfactory.

Our Insurance Premium Loans

Our insurance premium finance loans are typically provided to small- and medium-sized businesses to finance the purchase of commercial property and casualty insurance policies with a one-year term. Insurance premium loans are generally in the range of $2,000 to $50,000 per loan. The customer typically pays 25% of the annual policy premium at the initiation of coverage and we provide the balance of the premium at that time. Our loans have a nine (9) to ten (10) month term. The purpose of this is two-fold; first, by making the financing term shorter than the policy term, a small “surplus” of collected funds is developed that helps ensure that the balance due is paid off by refund of the unearned premium in case of cancellation, and second, it gives the insured a two to three-month break in payments before the policy term expires and the process repeats for the renewal of the policy.

Insurance premiums are earned by the insurance company over the term of the policy. If the policy is terminated prior to completion of the term, a refund of the unearned portion of the policy premium is made. If the policy was financed, the refund of unearned premiums goes to the insurance premium finance lender with any amount received by the lender in excess of the amount owed by the borrower being refunded to the borrower.

The following table illustrates the “surplus” between the unearned premium and the loan balance based on a typical annual premium of $10,000 with a $2,500 (25%) deposit paid by the borrower at the inception of the loan. In this scenario, the insurance premium finance company advances $7,500 and the borrower repays the loan in 10 monthly payments of $750. Note that interest is excluded in this example to highlight the collateral on the principal balance.

Months in Force	Payments Made	Payment (Principal Only)	Principal Balance	Unearned Premium	“Surplus”
1	0	$0	$7,500	$7,890	$390
2	1	$750	$6,750	$7,150	$400
3	2	$750	$6,000	$6,410	$410
4	3	$750	$5,250	$5,670	$420
5	4	$750	$4,500	$4,930	$430
6	5	$750	$3,750	$4,190	$440
7	6	$750	$3,000	$3,450	$450
8	7	$750	$2,250	$2,710	$460
9	8	$750	$1,500	$1,970	$470
10	9	$750	$750	$1,230	$480
11	10	$750	$0	$490	$490

Although this is a typical representation of a loan in our portfolio, we may be undercollateralized depending on certain factors, including, but not limited to, lower down payments, minimum earned premiums, fully-earned fees and taxes, governmental filings, audit provisions, longer payment terms, and other competitive factors. See Item 1A, Risk Factors, for more information about our loan risks.

We had $51,525,950 and $48,505,827 in premium finance loans outstanding as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we have 16,248 active premium finance loans in nine states. The following is a summary of our premium loan portfolio as of December 31, 2022:

State	Loans	Total Premiums	Down Payment	Amount Financed	Total Outstanding
Florida	9,279	69,048,609	16,623,792	52,424,818	30,241,755
Georgia	1,773	14,608,060	3,628,853	10,979,207	6,265,193
North Carolina	3,429	14,018,258	2,963,710	11,054,549	5,953,967
South Carolina	962	9,011,346	1,807,145	7,204,201	4,375,526
Texas	775	10,960,007	2,732,479	8,227,528	4,527,292
All other states	30	288,739	68,912	219,828	162,217
Grand Total	16,248	$ 117,935,019	$ 27,824,891	$ 90,110,131	$ 51,525,950

As of December 31, 2021, we had 17,177 active premium finance loans in six states. The following is a summary of our premium loan portfolio as of December 31, 2021:

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

As of December 31, 2022 and December 31, 2021, the Company considered $231,943 and $85,908, respectively, of lacking collateral as adequate for the level of risk associated with these loans while staying competitive within the industry. Management does not believe any of its receivables would be considered Classified. Our Finance Receivables by risk rating:

	December 31, 2022	December 31, 2021
Pass	$48,140,051	$46,732,372
Special mention	3,385,899	1,773,455
Classified	—	—
Total	$51,525,950	$48,505,827

“Pass” loan collateral in excess of receivable value	20,021,347	19,509,775
“Special mention” receivable in excess of collateral value	231,943	85,908

The Company regularly monitors each contract for payment status, sending late notices and cancelling contracts at the earliest permissible date allowed by the statutory cancellation regulations. In maintaining a proper allowance for doubtful accounts, the Company monitors past due accounts and ensures an allowance for older receivables, generally over 120 days. However, in this industry, even though accounts are highly aged and appear stale, they are still collectible. Unearned premiums on cancelled accounts may be held at insurance companies for varying periods, though they are still highly collectible. The Company regularly contacts the insurance companies to ensure collectability. Historically, the Company has managed its allowance conservatively ensuring an allowance balance that encompasses uncollectible accounts. In the following table, the Company defines “Non-performing loans without a specific reserve” as defaulted loans over 120 days. All other loans are considered “Performing loans evaluated collectively.” At December 31, 2022 and December 31, 2021, there were no loans with deteriorated credit quality.

Finance Receivables – Method of impairment calculation:

	December 31, 2022	December 31, 2021
Performing loans evaluated individually	$—	$—
Performing loans evaluated collectively	50,805,522	47,908,571
Non-performing loans without a specific reserve	720,428	597,256
Non-performing loans with a specific reserve	—	—
Total	$51,525,950	$48,505,827

Revenue Recognition

Finance charges on insurance premium installment contracts are initially recorded as unearned interest and are credited to income monthly over the term of the finance agreement. For Florida, Georgia, North Carolina and Texas contracts, an initial service fee of $20 per contract and the first month’s interest, on a pro rata basis, are recognized as income at the inception of a contract. The same treatment is applied to the $15 initial service fee and first month’s interest in South Carolina. The initial $20 per contract fee can only be charged once to an insured in a twelve-month period. In accordance with industry practice, finance charges are recognized as income using the “Rule of 78s” method of amortizing finance charge income, which does not materially differ from the interest method of amortizing finance charge income on short term receivables. Late charges are recognized as income when charged. Maximum late fee charges are mandated by state regulations. The Company charges late fees at the earliest permissible date based on the late fee regulations of the state in which the loan originated. Furthermore, the Company charges the maximum permissible late fee based on the state in which the loan originated. Unearned interest is netted against Premium Finance Contracts and Related Receivables on the balance sheet for reporting purposes.

Debt Summary and Sources of Liquidity

Below is a summary of some of our debt and sources of liquidity. The discussion below does not discuss all of our debt. Please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our financial statements and the notes to those financial statements contained elsewhere in Item 8 of this Form 10-K for additional information about debt and sources of liquidity.

Line of Credit

On October 5, 2018, the Company entered into an exclusive twenty-four month loan agreement with Woodforest National Bank (“WNB”) for a revolving line of credit in the amount of $25,000,000. The Company recorded $164,396 of loan origination costs. On July 30, 2019, the Company’s line of credit was modified to $27,500,000, maturing October 5, 2020. On October 5, 2020, the Company’s line of credit was extended to a maturity date of January 5, 2021. Interest expense on this line of credit for the years ended December 31, 2022 and 2021 totaled approximately $0 and $86,000, respectively. This line of credit was fully paid off on February 3, 2021 (see below).

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank (“FHB”), our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit with WNB. On this date, the line of credit with WNB was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”) in anticipation of the phase-out of Libor on June 30, 2023. The Company recorded $117,228 of line of credit costs related to this extension.

At December 31, 2022 and December 31, 2021, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO and two directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.35-2.85% per annum (6.87% and 3.35% at December 31, 2022 and 2021, respectively). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day SOFR falls below 0.50%. For the year ended December 31, 2021, the minimum rate of 3.35% was in effect. As of December 31, 2022 and 2021, the amount of principal outstanding on the line of credit was $32,821,347 and 30,537,067, respectively, and is reported on the consolidated balance sheet net of $107,722 and 60,692, respectively, of unamortized loan origination fees. Interest expense on this line of credit for the years ended December 31, 2022 and 2021 totaled approximately $1,554,000 and $854,000, respectively. The Company recorded amortized loan origination fee for the years ended December 31, 2022 and 2021 of $70,198 and $142,980, respectively.

The Company’s agreement with FHB contains certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, and minimum balances. Management believes it was in compliance with the applicable debt covenants as of December 31, 2022 and December 31, 2021.

Promissory Notes to Unrelated Parties

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2027. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions within 90 days prior to the expiration date. Interest expense on these notes totaled approximately $507,000 and $475,000 during the year ended December 31, 2022 and 2021, respectively. The Company received proceeds on these notes of $575,511 and $1,246,047 for the years ended December 31, 2022 and 2021, respectively. The Company repaid principal on these notes of $288,400 and $77,400 for the years ended December 31, 2021 and 2020, respectively.

In April 2022, the Company exchanged $250,000 of these notes for 25,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

Promissory Notes to Stockholders and Related Parties

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2026. The notes roll-over at periods from 1 to 4 years on maturity unless the note holder requests repayment through written instructions within 90 days prior to the expiration date. Interest expense on these notes totaled approximately $156,000 and $170,000 during the year ended December 31, 2022 and 2021, respectively. The Company received proceeds on these notes of $35,000 and $168,000 for the years ended December 31, 2022 and 2021, respectively. The Company repaid principal on these notes of $181,302 and $25,000 for the years ended December 31, 2022 and 2021, respectively.

In January 2022, the Company exchanged $20,000 of these notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

Series A Convertible Preferred Stock

The Company is authorized to issue 600,000 shares of Series A Convertible Preferred Stock, $.001 par value. As of December 31, 2022 and 2021, there were 166,000 and 99,000 shares, respectively, of Series A convertible preferred stock issued and outstanding for $10.00 per share.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of December 31, 2022, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. December 31, 2021 dividends in arrears were declared and paid in January 2022. March 31, 2022 dividends in arrears were declared and paid in April 2022. June 30, 2022 dividends in arrears were declared and paid in July 2022. September 30, 2022 dividends in arrears were declared and paid in October 2022. December 31, 2022 dividends in arrears were declared and paid in January 2023. As of January 2023, all dividends in arrears had been declared and paid.

Our Customers

The majority of our customers are small- to medium-sized businesses seeking property and casualty insurance through local independent insurance agents. We currently operate in seventeen states where the premium finance laws are favorable to making insurance premium finance loans. Premiums on these commercial insurance policies are written on a semi-annual or annual basis exclusively and insurance premium finance loans are repaid over a maximum of 4 and 10 consecutive monthly payments, respectively. Substantially all of our loans are written for a nine- to ten-month term with the balance written for a six-month term. Premiums on these financed policies typically range between $2,000 to $50,000. At December 31, 2022 and December 31, 2021, we have 16,248 and 17,177 premium finance loans outstanding, respectively. The types of policies we finance vary. They are most often motor truck cargo, physical damage and liability, commercial auto, commercial general liability, commercial package policies, professional liability, and commercial property. Most of the policies we finance are written through local independent insurance agents. The insurance companies they represent generally do not provide premium payment plans.

Competition

Our industry is highly competitive with three types of competitors. Fifteen of our largest competitors are national premium finance firms primarily owned by commercial banks, which write over 50% of all premium finance loans. A second type of competitor is comprised of regional premium finance companies owned by entrepreneurs. Our remaining competitors are smaller, local companies many of which are affiliated with insurance agencies. There is low barrier to entry into the business as regulations do not require passing any tests or having substantial capital. A prime requirement for success in the industry is access to low-cost capital as profits are substantially related to the spread between the cost of capital and interest earned on premium finance loans. Because of the secure nature of insurance premium finance loans, our industry is intensely competitive:

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

Marketing

The servicing of loans for policy premiums of $2,000 to $50,000 can be time consuming and require responsive customer service, but competition in this segment is less intense. Our customers generally do not have an insurance expert on staff, and they rely of their brokers or agents to recommend insurance premium finance companies. Our referral base has access to multiple alternate insurance premium finance sources operating in the national, regional and local level. We believe we compete against our competitors primarily on the quality of our technology, which allows our agents and brokers to receive a quick response to a loan application and the quality of the personalized servicing of our loans which we provide. We believe that we are successful because our technology and customer service helps our referral sources achieve their own customer satisfaction and retention. We have a website for our customers and agents at www.standardpremium.com. We have four employees who act as our marketing representatives in the field. They call on our broker and agent base and seek new brokers and agents to represent us to their clients. Our main marketing activities are the establishment and maintenance of relationships with our loan referral sources. We do not market or advertise our loan services directly to the parties receiving our loans but rather depend upon insurance agents and brokers to advise their clients who wish to finance their premiums about our insurance premium loan program.

Regulation

In most states, insurance premium finance companies are regulated by the Insurance Departments or Offices of Insurance Regulation in which they operate. Each state has specific laws regulating items such as interest rates, late charges, loan terms, forms, audit provisions, cancellation requirements among others. In addition, each state has the ability to audit each finance company and requires annual reports to be submitted. The following chart illustrates the relevant rules and regulations for states in which we operate as of December 31, 2021.

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

An investment in our common stock involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. In order to attain an appreciation for these risks and uncertainties, you should read this Annual Report in its entirety and consider all of the information and advisements contained herein, including the following risk factors and uncertainties. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed, and you could lose all or part of your investment.

We depend on the availability of significant amounts of credit to meet our liquidity needs and our failure to maintain our sources of credit could materially and adversely affect our liquidity in the future.

Our business model is dependent upon our ability to borrow to maintain and grow our ability to lend money to our customers. On February 3, 2021 we entered into a new two-year line of credit in the maximum amount of $35 million which was immediately funded for $25,974,695 to pay off the prior line of credit lender. In October 2021, the line of credit facility was increased by $10 million to a total of $45 million. In November 2022, the term of the line of credit was extended until November 30, 2025. If we fail to renew or replace our line of credit at the expiration of the current term, or we default on our line of credit, then our ability to continue our lending business at current levels and meet our other obligations, would be materially adversely affected. Since the amount of money we can borrow on our revolving credit line is based on a percentage of our entire loan portfolio less certain ineligible items, our other corporate debt (i.e., subordinated and un-subordinated debt) plus our retained earnings and stockholder equity alone may limit our ability to increase the size of our loan portfolio.

If our growth requires us to raise additional capital, that capital may not be available when it is needed, or the cost of that capital may be very high.

As we grow, organically and through possible acquisitions, the amount of capital required to support our operations grows as well. We may need to raise additional capital to support continued growth both organically and through possible acquisitions. Any equity capital we obtain may result in the dilution of the interests of existing holders of our common stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time which are outside our control and on our financial condition and performance. If we cannot raise additional capital when needed, or on terms acceptable to us, our ability to expand our operations through organic growth and possible acquisitions could be materially impaired and our financial condition and liquidity could be materially and negatively affected.

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

If our allowance for credit losses is not sufficient to absorb losses that may occur in our loan portfolio, our financial condition and liquidity could suffer.

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

A Decline in the Economy in General May Result in a Decrease in Loan Originations.

Declines in the economy generally could have an adverse impact on our operating results by reducing the number of businesses purchasing insurance. Further, those who are currently financing their policies may have more difficulty making their payments, thus raising our default rates.

Increases in the Prime Interest Rate may reduce the profitability of our loans.

The rate at which we lend money is set by the state. However, our revolving line of credit, which comprises our senior debt, is based, in part, on the prime interest rate. When the prime rate goes up, the interest we pay on our line of credit increases while our interest income continues to be based on the same interest rate. Thus, with each increase, the spread between the interest we earn and the interest we pay narrows, reducing our net interest income.

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

Market Information

Our common stock is traded on the OTCQX under the symbol SPFX. Quotes on the OTCQX represent inter-dealer prices which do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders

As of March 17, 2023, we had 70 holders of record of our common stock and 2,905,016 shares of common stock outstanding.

Dividends

We did not declare or pay dividends on our common stock in either fiscal year 2022 or 2021. The terms of our current line of credit agreement prohibit us from paying dividends on our common stock without consent of the lender. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.

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

We have offered premium financing since 1991 through our wholly owned subsidiary, Standard Premium Finance Management Corporation. We are generally targeting premium financing loans from $2,000 to $50,000, with repayment terms ranging from 6 to 10 months, although we may offer larger loans in cases we deem appropriate. Qualified customers may have multiple financings with us concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers.

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

We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of financing has historically been a line of credit at a bank collateralized by our loan receivables and our other assets. We receive additional funding from unsecured subordinate noteholders that pays monthly interest to the investors. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. See Liquidity and Capital Resources for additional information regarding our financing strategy.

The Company’s main source of funding is its line of credit, which represented approximately 64% ($32,713,625) of its capital and total liabilities as of December 31, 2022. As of December 31, 2022, the Company’s subordinated notes payable and PPP loan represented approximately 18% ($9,427,697) of the Company’s capital and total liabilities, operating liabilities provide approximately 7% ($3,395,043) of the Company’s capital and total liabilities, preferred equity provides approximately 3% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common paid-in capital represents the remaining 8% ($4,292,442) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Years Ended December 31,
	2022	2021
Gross Revenue	$8,156,537	$7,664,743
Originations	$115,814,579	$109,803,362
Interest Earned Rate	15.3%	15.4%
Cost of Funds Rate, Gross	5.66%	4.66%
Cost of Funds Rate, Net	4.25%	3.50%
Reserve Ratio	2.01%	2.13%
Provision Rate	0.63%	0.77%
Return on Assets	1.43%	1.81%
Return on Equity	18.30%	25.87%

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

RESULTS of OPERATIONS

Results of Operations for the Year ended December 31, 2022 Compared to the Year ended December 31. 2021

Revenue

Revenue increased by 6.4% overall or $491,794 to $8,156,537 for the year ended December 31, 2022 from $7,664,743 for the year ended December 31, 2021. The increase in revenue was due to a 7.2% or $454,638 increase in finance charges, a 6.8% or $66,170 increase in revenue from late charges, partially offset by a 7.5% or $29,014 decrease in origination charges. Revenue from finance charges comprised 82.9% of overall revenue for the year ended December 31, 2022.

During the year ended December 31, 2022 compared to the year ended December 31, 2021, the company financed an additional $6,011,217 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Although the Company increased amounts financed, the Company noted a 2,090 decrease in the quantity of loan originations to 23,284 new loans for the year ended December 31, 2022 as compared to 25,374 for the year ended December 31, 2021. The quantity of loan originations is directly correlated to the decrease in origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity to generate additional sales. In February 2021, the Company executed a $35,000,000 line of credit with a new lender, terminating the previous line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025. The additional availability on our line of credit was an essential driver to our increased financed amount of new loan originations during the year ended December 31, 2022 as compared to the year ended December 31, 2021. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expenses

Expenses increased by 10.3% or $665,803 to $7,144,216 for the year ended December 31, 2022 from $6,478,413 for the year ended December 31, 2021.

The increase in expenses was primarily due to increases in the following categories:

•	$602,259 increase in interest expense as a result of increases in the line of credit interest rate. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month SOFR with a minimum rate of 3.35%. As of December 31, 2022 and 2021, our line of credit’s interest rate was quoted at 6.87% and 3.35%, respectively. Furthermore, as of December 31, 2022, our net borrowings on the line of credit have increased by $2,237,250 to $32,713,625 from $30,476,375 at December 31, 2021. This increase in borrowings is due to increased loan originations.
•	$85,676 increase in salaries and wages expense as a result of increased base salaries and wages for our office staff and executives. Furthermore, in June 2022, the Company executed employment contracts with its CEO and CFO, increasing their base salaries.
•	$72,316 increase in other operating expenses as a result of software programming fees and marketing related expenses. The Company has begun development of the web-based portion of its proprietary software, which should lead to cost savings as well as synergistic effects with any mergers or acquisitions. The Company also experienced costs related to participation in four additional conventions, in line with our goals to expand into new states. Further, the Company experienced general price increases due to macroeconomic inflationary conditions.

These increases in expenses were partially offset by a decrease in the following category:

•	$107,979 decrease in bad debt expense as a result of maintaining the allowance for doubtful accounts in line with the balance in premium finance contracts receivable from increased new loan originations. In 2021, our allowance grew rapidly to keep up with the explosive growth in receivables due to the availability on our new line of credit. Thus, the Company increased allowances to coincide with risks associated with the risks of a rapidly growing portfolio. We maintained consistent allowance practices in 2022, which kept the reserves adequate.

Income before Taxes

Income before taxes decreased by $174,009 to $1,012,321 for the year ended December 31, 2022 from $1,186,330 for the year ended December 31, 2021. This decrease was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $103,817 to $206,190 for the year ended December 31, 2022 from $310,007 for the year ended December 31, 2021. This decrease was primarily attributable to the decrease in taxable income.

Net Income

Net income decreased by $70,192 to $806,131 for the year ended December 31, 2022 from $876,323 for the year ended December 31, 2021. This decrease was attributable to the $174,009 decrease in income before taxes, partially offset by the $103,817 decrease in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of December 31, 2022

We had $421,211 cash and a working capital surplus of $12,709,204 at December 31, 2022. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025 and replaced the benchmark rate of the loan from 30-day LIBOR to 30-day SOFR (Secured Overnight Financing Rate). LIBOR will cease to be published after June 30, 2023. The terms of the amended line of include an interest rate based on the 30-day SOFR rate plus an applicable margin of 2.55% - 2.96%, with a minimum rate of 3.35%. The applicable margin is based on the Company’s ratio of total liabilities to tangible net worth. As of December 31, 2022, the Company’s applicable margin was 2.75%. We anticipate that the interest rate we pay on our revolving credit agreement may rise due to the recently adopted benchmark interest rate increases by the Federal Reserve Board. We believe that we will be able to pass along any interest rate increase on loans funded after the interest rate increase so that our net interest spread will not be materially affected. Furthermore, because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next 12 months.

During the year ended December 31, 2022, the Company raised an additional $35,000 in subordinated notes payable – related parties and $575,511 in subordinated notes payable. The Company repaid $181,302 of notes payable – related parties and $288,400 or notes payable. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

During the year ended December 31, 2022, the Company sold 67,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) for $400,000 in cash and exchanging $270,000 of its subordinated notes at a price of $10.00 per share. The additional Preferred Stock bolsters shareholder’s equity, which, in turn, increases leveraging ability on our line of credit.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, the larger line of credit is paramount to fueling this growth. By securing its larger line of credit, the Company can expect to satisfy the cash requirements anticipated by its future growth. Coinciding with these goals, in February 2021, the Company entered into a contract with a new lender for a two-year $35,000,000 line of credit. Furthermore, in October 2021, the Company executed a loan amendment with this lender to increase its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended its maturity on its line of credit facility until November 30, 2025. The extended maturity provides stability for the Company’s future cash requirements.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of December 31, 2022, the Company was contractually obligated as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Line of credit	$32,713,625	$32,713,625	$—	$—	$—
Subordinated notes payable	9,211,921	1,449,597	2,632,400	5,129,924	—
Capital lease obligations	53,053	12,494	40,559	—	—
Operating lease obligations	196,407	115,567	80,840	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	215,776	91,852	123,924	—	—
Total contractual obligations	$42,390,782	$34,383,135	$2,877,723	$5,129,924	$—

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

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2022 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 framework). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Material Weakness and Remedial Actions

As we previously disclosed, in connection with preparing our financial statements for the quarter ended September 30, 2022 the Company determined that it had been incorrectly classifying the Increase/Decrease in Premium Finance Contracts Receivable as operating activities in its Consolidated Statements of Cash Flows rather than as investing activities. As a result of this error we determined that this incorrect classification represented a material weakness in our financial control over financial reporting.

To remediate the material weakness in our financial control over financial reporting related to our improper classification of Increase/Decrease in Premium Finance Contracts Receivable as operating activities in our Consolidated Statements of Cash Flows we instituted a remediation plan of review and training of the FASB Accounting Standards Codification for the relevant GAAP standards for our CEO, CFO and financial reporting staff, including the proper analysis and classification of matters included in our Statements of Cash Flows and other financial statements.

A material weakness will not be deemed to be remediated, however, until management has implemented the remedial policies and procedures and there has been sufficient time to test the new controls to determine that the material weakness has been remediated.

We believe that such review and training has been successful in remediating such material weakness and no classification error has appeared in our financial statements included in this Annual Report and in the Quarterly Report for the quarter ended September 30, 2022. We believe that this represents sufficient time to test the new controls to determine that the material weakness has been fully remediated.

Changes in Internal Control Over Financial Reporting

Other than the plan we implemented to remediate the material weakness discussed above, there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers of Standard Premium Finance Holdings, Inc.

The following table sets forth the names, ages and titles of our executive officers and directors as of March 17, 2023.

Name	Age	Position
William Koppelmann	60	Chairman, President, Chief Executive Officer
Brian Krogol	34	Chief Financial Officer, Director
Margaret Ruiz	60	Operations Manager, Secretary
Victor Galliano	58	Vice President of Marketing
Robert Mattucci	57	Vice President of Sales
Scott Howell, MD	57	Director
Mark E. Kutner, MD	62	Director
John C. Leavitt, DBA	60	Director
Christopher Perrucci, ESQ	60	Director
James Wall	74	Director
Carl C. Hoechner	63	Director

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

John C. Leavitt, DBA – Director.

John C. Leavitt has served as a Company director since 2017. Mr. Leavitt is a Certified Project Management Professional (“PMP”) as well as Program Management (“PgMP”) with more than 25 years of management, technical and engineering experience in Government DOD, DOS, and NASA IT and Communications systems such as SATCOM, Commercial RF Systems and telecommunications. Mr. Leavitt is currently employed with the National Aeronautics and Space Administration (NASA), since July 2016, and is responsible for ensuring desktop computer and communication systems are meeting mission requirements and configured for launch support under the Office of Chief Information Office within NASA. Previous assignments include IT Architect for the Commercial Crew Program helping to launch American Astronauts to the International Space Station (ISS). He has managed multiple complex high-profile projects using PMI-methods and NASA Best practices. As a consultant Mr. Leavitt has assisted in writing proposals and white papers for customers on large Government and commercial companies such as American Access Technologies, ASRC Aerospace, MASTEC, SAIC and Yang Engineering. Mr. Leavitt has been a speaker for project management conferences across the US. Mr. Leavitt graduated magna cum laude with his Bachelors of Science in Engineering Technologies (BS-EET) from the University of Central Florida, earning his MBA from Keller Graduate School of Management, and Doctorate in Business Administration (DBA) specializing in Information Systems Management at Walden University. The Board believes that Mr. Leavitt’s experience in project management and government contracting assists the Board and management in strategic planning and managing for growth.

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

Audit Committee

The Board adopted its current Audit Committee Charter on April 25, 2022. The principal functions of the Audit Committee are to review and monitor the Company’s financial reporting and the internal and external audits. The committee’s functions include, among other things: (i) to select and replace the Company’s independent registered public accounting firm; (ii) to review and approve in advance the scope and the fees of our annual audit and the scope and fees of non-audit services of the independent registered public accounting firm; (iii) to receive and consider a report from the independent registered public accounting firm concerning their conduct of the audit, including any comments or recommendations they might want to make in that connection; and (iv) to review compliance with and the adequacy of our major accounting and financial reporting policies and controls. The members of the Audit Committee are currently Scott Howell, MD, Mark Kutner, MD, and John Leavitt, DBA. The Audit Committee met four times during the fiscal year ended December 31, 2022. The Board has determined that Messrs. Howell, Kutner and Leavitt are “independent” as defined in the rules of the The Nasdaq Stock Market LLC and that Mr. Howell qualifies as an “audit committee financial expert” as defined in the regulations of the Securities and Exchange Commission. A copy of the Audit Committee charter is available at https://standardpremiuminvestors.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended December 31, 2022 other that the following:

Brian Krogol filed a late Form 4 related to the exchange of a note payable for Series A Preferred Stock.

Carl Hoechner filed two late Form 4s related to purchase and sale of Common Stock.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Overview and Objectives

We believe our success depends on the continued contributions of our named executive officers. We have established our executive compensation program to attract, motivate, and retain our key employees in order to enable us to maximize our profitability and value over the long term. Our policies are also intended to support the achievement of our strategic objectives by aligning the interests of our executive officers with those of our shareholders through operational and financial performance goals and equity-based compensation. We expect that our compensation program will continue to be focused on building long-term shareholder value by attracting, motivating and retaining talented, experienced executives and other key employees. Currently, our Chief Executive Officer oversees the compensation programs for our executive officers.

Summary Compensation Table

The following table sets forth information concerning the compensation of our chief executive officer, our chief financial officer, and our two other most highly compensated executive officers serving during fiscal 2022 (the “named executive officers”)

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	Total ($)
William Koppelmann,	2022	228,462	10,323	27,770	266,555
Chief Executive Officer	2021	184,773	9,428	—	194,201
Brian Krogol	2022	148,077	7,235	28,600	183,912
Chief Financial Officer	2021	135,385	7,422	—	142,807
Victor Galliano	2022	175,696	1,701	—	177,397
Vice President of Sales	2021	163,751	1,703	—	165,454
Robert Mattucci	2022	147,561	4,679	—	152,240
Vice President of Marketing	2021	145,588	3,819	—	149,407
(1)	Salary and Commissions paid through payroll
(2)	Cash bonuses paid through payroll
(3)	Fair Value of Option Awards at Grant Date. See Note 12 to the Company’s Consolidated Financial Statements for the Years Ended December 31, 2022 and 2021 for details on determination of fair value of Stock Options. This amount is calculated assuming that the vesting condition requiring continued employment through June 29, 2024 will be achieved.

Outstanding Equity Awards Table

The following table sets forth outstanding equity awards for our named executive officers at December 31, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name (a)	Number of securities underlying unexercised warrants (#) exercisable (b)	Number of securities underlying unexercised warrants (#) not exercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option/warrant exercise price (e)	Option/warrant expiration date (f)
William Koppelmann	25,000	—	—	$4.00	March 31, 2025
	75,000	—	—	$12.00	March 31, 2025
			10,000	$4.95	June 28, 2027
Brian Krogol	—	—	83,700	$0.80	February 28, 2030
			10,000	$4.50	June 28, 2032
	5,000	—	—	$4.00	March 31, 2025
	50,000	—	—	$12.00	March 31, 2025
Victor Galliano	—	—	27,900	$0.80	February 28, 2030
Robert Mattucci	—	—	27,900	$0.80	February 28, 2030

Note: The stock options issued under the Equity Incentive Plan vest over a two-year period from the grant date. The warrants all vested upon grant.

Director Compensation in 2022

The Company did not pay any directors compensation for their service on the Board of Directors during the year ended December 31, 2022. Messrs. Koppelmann and Krogol received compensation for services as executive officers as set forth in the Summary Compensation Table and no compensation for Board service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Convertible Preferred Stock as of March 17, 2023 by (i) each stockholder who is known by the Company to own beneficially more than five percent of any class of the Company’s voting securities, (ii) each current director of the Company, (iii) each of the Company’s current executive officers, and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to the table, the listed stockholders hold sole voting and investment power over their respective shares. The information as to each person or entity is based upon the Company’s records and information provided to the Company.

	Common Stock			Series A Convertible Preferred Stock
Name	Number of Shares (a)		Percent of Class (a)	Number of Shares	Percent of Class
William Koppelmann	903,655	(b)	21.9%
Brian Krogol	138,800	(c)	3.4%	2,000	1.2%
Carl C. Hoechner	196,076	(d)	4.8%
Mark Kutner, MD	241,500	(e)	5.9%	50,000	30.1%
James Wall	103,256	(f)	2.5%
Chris Perrucci	91,500	(g)	2.2%
John Leavitt	91,500	(h)	2.2%
Scott Howell, MD	91,500	(i)	2.2%
Victor Galliano	43,259	(j)	1.0%
Robert Mattucci	39,303	(k)	1.0%
Margaret Ruiz	27,478	(l)	<1%

All Officers and Directors as a Group (11 persons)	1,967,827		47.7%

Shareholders with greater than 5%:
MaryLea Boatwright	286,748		6.9%

(a)	A party is deemed to be a beneficial owner of shares that can be acquired by such person within 60 days from March 17, 2023, upon their exercise of options and warrants. Each beneficial owner’s percentage of ownership is determined by assuming that options and warrants that are held by such party (but not those held by any other party) and are exercisable or convertible by such party within 60 days from that date have been so exercised or converted.
(b)	Consists of (i) 803,655 shares owned by Mr. Koppelmann directly, (ii) 25,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, and (iii) 75,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(c)	Consists of (i) 100 shares owned by Mr. Krogol directly, (ii) 83,700 shares issuable upon exercise by Mr. Krogol of ten-year stock options at an exercise price of $0.80 per share, (ii) 5,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share and (iii) 50,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(d)	Consists of (i) 171,076 shares owned by Mr. Hoechner directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(e)	Consists of (i) 126,500 shares owned by Dr. Kutner directly, (ii) 15,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, (iii) 50,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share, and (iv) 50,000 shares issuable upon exercise of Class W4A five-year warrants at an exercise price of $4.00 per share.
(f)	Consists of (i) 78,256 shares owned by Mr. Wall directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(g)	Consists of (i) 66,500 shares owned by Mr. Perrucci directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(h)	Consists of (i) 66,500 shares owned by Mr. Leavitt directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(i)	Consists of (i) 66,500 shares owned by Mr. Howell directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.

(j)	Consists of (i) 15,359 shares owned by Mr. Galliano directly and (ii) 27,900 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(k)	Consists of (i) 11,403 shares owned by Mr. Mattucci directly and (ii) 27,900 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(l)	Consists of (i) 17,478 shares owned by Ms. Ruiz directly and (ii) 10,000 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.

Address of William J. Koppelmann, Carl Christian Hoechner, Mark Kutner, James Wall, Chris Perrucci, John Leavitt, Scott Howell, Victor Galliano, Robert Mattucci, Margaret Ruiz, and Brian Krogol is 13590 SW 134th Avenue, Suite 214, Miami, FL 33186. Address of MaryLea Boatwright is 3889 Admiral Drive, Chamblee, GA 30341.

Securities Authorized for Issuance Under Equity Compensation Plans

 On December 17, 2019, our Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and the 2019 Plan was approved by the stockholders on January 8, 2020. The 2019 Plan provides for the award of Stock Options, Stock Purchase Rights, Stock Appreciation Rights and Common Stock. On June 29, 2022 20,000 options for the purchase of common stock were granted to designated Officers under the 2019 Plan. Half of these options vest on June 29, 2023 and the other half vest on June 29, 2024. During the years ended December 31, 2022 and 2021, the Company recognized $19,878 and $34,669, respectively, of stock option expense.

On March 12, 2019, the Board of Directors authorized the issuance of 1,000,000 common stock purchase warrants for compensation. On June 11, 2021, the Company authorized 400,000 additional warrants and issued 175,000 of these warrants for the purchase of common stock. The 175,000 Class W4A warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. These outstanding warrants were issued on June 11, 2021, to designated Officers, Directors, and consultants with a total fair value of $9,275 on the grant date. The warrants vested immediately. On June 1, 2022, the Company issued 60,000 of previously authorized warrants for the purchase of common stock. The 60,000 Class W4A warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. These outstanding warrants were issued on June 1, 2022 as compensation to consultants with a total fair value of $10,800 on the grant date. The warrants vested immediately.

The following table summarizes information about our outstanding equity plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (1)	Weighted-average exercise price of outstanding options and warrants (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	207,400	$1.18	92,600
Equity compensation plans not approved by security holders	1,035,000	7.09	365,000
Total	1,242,400	$6.10	457,600

(1)	Includes 207,400 shares of common stock issuable upon exercise of stock options, which were issued through the 2019 Plan, and 1,035,000 stock purchase warrants, which were issued under the authorization of the Board of Directors.
(2)	Includes exercise price of 207,400 outstanding stock options, which were issued through the 2019 Plan, and 1,035,000 stock purchase warrants, which were issued under the authorization of the Board of Directors.
(3)	Consists of the 92,600 shares available for future issuance under the 2019 Plan and the 365,000 authorized but unissued common stock purchase warrants.
(a)	See Note 13 – Equity in the Notes to Consolidated Financial Statements included in this Form 10-K for the years ended December 31, 2022 and 2021 for further information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Agreement with Bayshore Corporate Finance, LLC

In July 2016, the Company entered into a Consulting Agreement with Bayshore Corporate Finance, LLC to facilitate the Company’s business strategy and planning and to advise the Company in financial, mergers and acquisitions and other matters. Scott Howell, Chris Perrucci, and John Leavitt were managers of Bayshore Corporate Finance, LLC and directors of the Company at the time the consulting agreement was executed. In December 2019, these directors retired as managers of Bayshore Corporate Finance, LLC. They had no ownership interest in Bayshore Corporate Finance, LLC. The Company paid Bayshore Corporate Finance, LLC $64,973 in 2021 and $86,477 in 2022. On June 11, 2021, the Company issued Bayshore Corporate Finance, LLC 75,000 Class W4A Warrants for the purchase of common stock at $4.00 per share with a total fair value of $3,975 at the grant date. The Warrants have a term of five (5) years and have a cashless exercise provision.

Lease Agreement with Marlenko Acquisitions, LLC

The Company’s headquarter office in Miami, Florida is an office condominium owned by Marlenko Acquisitions, LLC. Director and Officer William Koppelmann, Secretary Margaret Ruiz and over 5% shareholder MaryLea Boatwright are the owners and managers of Marlenko Acquisitions, LLC. The Company pays Marlenko rent of $7,472 per month for the facility and pays utilities, taxes and maintenance on the facilities.

Loans to the Company by Officers and Directors

There are six directors and/or officers that have made loans to the company. Our CEO, William Koppelmann has advanced loans to the corporation through various notes totaling $202,000, maturing between 2023 and 2026, at interest of 8%. Mr. James Wall, director, has made advances of $166,000 that matures in 2025, at interest of 8%. Mr. Carl Christian Hoechner, director, has made advances of $27,000 maturing in 2023, at interest of 8%. Mr. Robert Mattucci, Vice President, has made advances of $140,000, maturing in 2024 and 2026, at interest of 8%. Ms. Margaret Ruiz, Secretary, has made advances of $10,000, maturing in 2023, at interest of 8%. Mr. Brian Krogol, Vice President, has made advances of $180,000, maturing in 2024, at interest of 8%. All interest is paid on a monthly basis, in arrears and the company is current on its payments.

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

Director Independence

The Company has chosen to measure the independence of its directors under the definition of independence used by The Nasdaq Stock Market LLC. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. Under such definition, the board of directors has determined that Carl Hoechner, Mark Kutner, MD, James Wall, Chris Perrucci, John Leavitt, and Scott Howell, MD, are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services rendered by Assurance Dimensions and Liggett & Webb, P.A. during the years presented:

	Year Ended December 31,
Types of Fees	2022	2021
Audit Fees (1)	$58,500	$61,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	2,500	2,500
Other Fees (4)	—	—
Total Fees	$61,000	$64,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and professional services rendered in connection with our filing of our annual Form 10-K, quarterly Form 10-Q, and other services that are normally provided by Liggett & Webb, P.A. and Assurance Dimensions, LLC, during the years presented in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above.

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

(a) Documents filed as part of this report

(1) All financial statements

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID #5036)
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Registrant’s Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	By-laws of Registrant. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
4.1	Description of Securities.
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(a)*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(b)*	Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*	Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.6	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020 and June 29, 2022

10.8	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.9	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank
10.10	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank
10.11*	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.12*	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2023

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2023.

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
Carl C. Hoechner

Standard Premium Finance Holdings, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Standard Premium Finance Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Standard Premium Finance Holdings, Inc. and Subsidiary (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity and cash flow for the year ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters to be communicated below, are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

During our audit procedures, we identified that there were significant accounts receivable as of December 31, 2022 and therefore there was a question over the adequacy of the allowance for doubtful accounts.

How we addressed the matter in our audit

The primary procedures we performed to address this critical audit matter included examining the accounts receivable ledger, evaluating management’s assessment of the collectability of accounts receivable, and testing the collection of outstanding balances at year-end. Based on our procedures we deemed the Company’s treatment of accounts receivable and the corresponding allowance for doubtful accounts to be appropriate as of December 31, 2022.

Other Matter

The consolidated financial statements of the Company for the year ended December 31, 2021, before the restatement described in Note 3, were audited by another auditor whose report was dated March 25, 2022 expressed an unmodified opinion on those statements.

As part of our audit of the December 31, 2022 consolidated financial statements, we also audited the adjustments described in Note 3 that were applied to restate the 2021 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2021 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 consolidated financial statements as a whole.

/s/ Assurance Dimensions
We have served as the Company’s auditor since 2022.
Margate, Florida
March 17, 2023

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

Boynton Beach, Florida

March 25, 2022

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash	$421,211	$20,987
Premium finance contracts and related receivable, net	49,474,903	46,674,273
Prepaid expenses and other current assets	348,795	538,139
TOTAL CURRENT ASSETS	50,244,909	47,233,399

PROPERTY AND EQUIPMENT, NET	103,591	83,794
OPERATING LEASE ASSETS	196,407	228,954
FINANCE LEASE ASSETS	51,920	65,176

OTHER ASSETS
Cash surrender value of life insurance	603,816	559,877
Deferred tax asset	288,164	347,000
TOTAL OTHER ASSETS	891,980	906,877

TOTAL ASSETS	$51,488,807	$48,518,200

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$—	$153,264
Line of credit, net	32,713,625	30,476,375
Drafts payable	1,827,884	1,935,278
Note payable - current portion	1,340,597	2,285,023
Note payable - stockholders and related parties - current portion	109,000	862,000
Payroll Protection Program loan - current portion	91,852	271,000
Operating lease obligation - current portion	122,554	104,880
Finance lease obligation - current portion	12,494	11,857
Accrued expenses and other current liabilities	1,317,699	1,512,528
TOTAL CURRENT LIABILITIES	37,535,705	37,612,205

LONG-TERM LIABILITIES
Note payable, net of current portion	5,946,324	4,964,787
Note payable - stockholders and related parties, net of current portion	1,816,000	1,229,302
Payroll Protection Program loan, net of current portion	123,924	—
Operating lease obligation, net of current portion	73,853	124,074
Finance lease obligation, net of current portion	40,559	53,053
TOTAL LONG-TERM LIABILITIES	8,000,660	6,371,216

TOTAL LIABILITIES	45,536,365	43,983,421

COMMITMENTS AND CONTINGENCIES (see Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 and 99,000 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	166	99

Common stock, par value $.001 per share; 100 million shares authorized, 2,905,016 and 2,905,016 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	2,905	2,905

Additional paid in capital	3,383,651	2,682,995
Retained earnings	2,565,720	1,848,780
TOTAL STOCKHOLDERS' EQUITY	5,952,442	4,534,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,488,807	$48,518,200

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Operations

	For the Year Ended
	December 31,
	2022	2021

REVENUES
Finance charges	$6,757,780	$6,303,142
Late charges	1,038,927	972,757
Origination fees	359,830	388,844

TOTAL REVENUES	8,156,537	7,664,743

OPERATING COSTS AND EXPENSES

Interest expense	2,328,004	1,725,745
Salaries and wages	1,557,223	1,471,547
Commission expense	976,990	1,001,945
Bad debts	734,040	842,019
Professional fees	374,144	350,145
Postage expense	110,752	111,242
Insurance expense	181,787	166,810
Other operating expenses	881,276	808,960

TOTAL COSTS AND EXPENSES	7,144,216	6,478,413

INCOME BEFORE INCOME TAXES	1,012,321	1,186,330

PROVISION FOR INCOME TAXES	206,190	310,007

NET INCOME	806,131	876,323

PREFERRED SHARE DIVIDENDS	(89,191)	(69,300)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$716,940	$807,023

Net income per share attributable to common stockholders
Basic	$0.25	$0.28
Diluted	$0.21	$0.28

Weighted average common shares outstanding
Basic	2,905,016	2,905,016
Diluted	3,407,949	2,905,016

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2020	99,000	$99	2,905,016	$2,905	$2,639,051	$1,041,757	$3,683,812

Options and warrants issued for services	—	—	—	—	43,944	—	43,944
Dividends paid on preferred stock	—	—	—	—	—	(69,300)	(69,300)
Net income	—	—	—	—	—	876,323	876,323
BALANCE AT DECEMBER 31, 2021	99,000	$99	2,905,016	$2,905	$2,682,995	$1,848,780	$4,534,779

Series A Convertible Preferred Stock issued for cash	40,000	40	—	—	399,960	—	400,000
Series A Convertible Preferred Stock issued in exchange for note payable	27,000	27	—	—	269,973	—	270,000
Warrants issued for services	—	—	—	—	10,800	—	10,800
Options issued for services	—	—	—	—	19,878	—	19,878
Paid-in capital	—	—	—	—	45	—	45
Dividends paid on preferred stock	—	—	—	—	—	(89,191)	(89,191)
Net income	—	—	—	—	—	806,131	806,131
BALANCE AT DECEMBER 31, 2022	166,000	$166	2,905,016	$2,905	$3,383,651	$2,565,720	$5,952,442

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows

	For the Year Ended
	December 31,
	2022	2021
		(As Restated -
		See Note 3)
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$806,131	$876,323
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	22,283	34,682
Loss on disposal of property and equipment	2,167	—
Amortization of right to use asset - operating lease	103,585	101,806
Amortization of finance lease asset	13,256	625
Bad debt expense	734,040	842,019
Amortization of loan origination fees	70,198	142,980
Options issued for services	19,878	34,669
Warrants issued for services	10,800	9,275
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	189,344	(154,231)
(Increase)/Decrease in deferred tax asset, net	58,836	(87,000)
Increase/(Decrease) in drafts payable	(107,394)	64,313
Increase/(Decrease) in accrued expenses and other current liabilities	(194,829)	302,267
Increase/(Decrease) in operating lease liability	(103,585)	(101,806)
Net cash provided by operating activities	1,624,710	2,065,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(3,534,670)	(8,516,366)
Payments made on cash surrender value of life insurance	(43,939)	(43,571)
Sale of property and equipment	4,500	—
Purchases of property and equipment	(48,747)	(36,929)
Net cash used in investing activities	(3,622,856)	(8,596,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(153,264)	153,264
Proceeds of line of credit, net of repayments	2,167,052	4,679,922
Proceeds from notes payable	575,511	1,246,047
Repayment of notes payable	(288,400)	(77,400)
Proceeds from notes payable - stockholders and related parties	35,000	168,000
Repayment of notes payable - stockholders and related parties	(181,302)	(25,000)
Repayment of finance lease obligation	(11,857)	(891)
Proceeds from the sale of Series A Convertible Preferred Stock	400,000	—
Repayment of PPP loan	(55,224)	—
Paid-in capital	45	—
Dividends paid on Series A Convertible Preferred Stock	(89,191)	(69,300)
Net cash provided by financing activities	2,398,370	6,074,642

NET CHANGE IN CASH	400,224	(456,302)

CASH AT THE BEGINNING OF THE YEAR	20,987	477,289

CASH AT THE END OF THE YEAR	$421,211	$20,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$395,240	$365,248
Interest paid	$2,201,574	$1,731,968
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt exchanged for Series A Convertible Preferred Stock	$270,000	$—
Operating lease assets obtained in exchange for lease liabilities	$71,038	$235,335
Finance lease assets obtained in exchange for lease liabilities	$—	$65,801

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFH” or the “Holdings”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida. SPFH issued 100,000 shares of common stock to its founder with a fair value of $100 in exchange for services provided.

Standard Premium Finance Management Corporation (“SPFMC” or the “Subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in seventeen states.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

Finance charges on insurance premium installment contracts are initially recorded as unearned interest and are credited to income monthly over the term of the finance agreement. For Florida, Georgia, North Carolina and Texas contracts, an initial service fee of $20 per contract and the first month’s interest, on a pro rata basis, are recognized as income at the inception of a contract. The same treatment is applied to the $15 initial service fee and first month’s interest in South Carolina. The initial $20 per contract fee can only be charged once to an insured in a twelve-month period. In accordance with industry practice, finance charges are recognized as income using the “Rule of 78s” method of amortizing finance charge income, which does not materially differ from the interest method of amortizing finance charge income on short term receivables. Late charges are recognized as income when charged. Unearned interest is netted against Premium Finance Contracts and Related Receivables on the balance sheets for reporting purposes.

The provisions of Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”) provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. ASC 606 requires revenue to be recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for services that are distinct and accounted for as separate performance obligations. In such cases, revenue would be recognized at the time of delivery or over time for each performance of service. However, ASC 606 exempts items under ASC 835-30 and ASC 310-20 (i.e. finance charges, late charges and origination fee income for the Company).

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

2. Summary of Significant Accounting Policies (Continued)

Cash, Cash Equivalents, and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents at December 31, 2022 and December 31, 2021.

The Company experienced a cash overdraft of $153,264 in its group of bank accounts at its primary lender as of December 31, 2021. As this group of bank accounts is funded by the Company’s line of credit (see Note 8), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

Premium Finance Contracts and Related Receivable

The Company finances insurance premium on policies primarily for commercial enterprises. The term of each contract varies from 3 to 12 monthly payments. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant a power of attorney contained in the finance contract. As of December 31, 2022 and 2021, the amount of unearned premium on open and cancelled contracts totaled $71,315,354 and $67,929,695, respectively. The annual percentage interest rates on new contracts averaged approximately 15.3% and 15.4% during the years ended December 31, 2022 and 2021, respectively.

Allowance for Doubtful Accounts

The carrying amount of the Premium Finance Contracts (“Contracts”) is reduced by an allowance for losses that are maintained at a level which, in management’s judgment, is adequate to absorb losses inherent in the Contracts. The amount of the allowance is based upon management’s evaluation of the collectability of the Contracts, including the nature of the accounts, credit concentration, trends, and historical data, specific impaired Contracts, economic conditions, and other risks inherent in the Contracts. The allowance is increased by a provision for contract losses, which is charged to expense, and reduced by charge-offs, net of recovery.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment 5 - 7 years

Computer equipment and software 3 - 5 years

Leasehold improvements 10 years

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are approximately $482,479 and $0 at December 31, 2022 and 2021, respectively. The Company mitigates this risk by maintaining its cash balances at a high-quality financial institution. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	December 31, 2022	December 31, 2021
Uninsured Balance	$482,479	$—
Plus: Insured balances	250,000	—
Plus: Balances at other institutions that do not exceed FDIC limit	17,758	193,179
Plus: Cash overdraft	—	153,264
Less: Outstanding checks	(329,026)	(325,456)

Cash per Consolidated Balance Sheet	$421,211	$20,987

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 59% and 53% of the Company’s business activity is with customers located in Florida for 2022 and 2021, respectively. Approximately 12% and 19% of the Company’s business activity is with customers located in Georgia for 2022 and 2021, respectively. Approximately 12% and 13% of the Company’s business activity is with customers located in North Carolina for 2022 and 2021, respectively. There were no other significant regional, industrial or group concentrations during the years ended December 31, 2022 and 2021.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its CEO. The cash surrender value relative to the policy in place was $603,816 and $559,877 at December 31, 2022 and 2021, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Company’s carrying amounts of financial instruments as defined by Financial Accounting Standards Board (“FASB”) ASC 825, “Disclosures about Fair Value of Financial Instruments”, including premium finance contracts and related receivables, prepaid expenses, drafts payable, accrued expenses and other current liabilities, approximate their fair value due to the relatively short period to maturity for these instruments. The fair value of the line of credit and notes payable are based on current rates at which the Company could borrow funds with similar remaining maturities and the carrying value approximates fair value.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of December 31, 2022 and 2021.

The Company filed consolidated tax returns for the years ended December 31, 2022 and 2021, which are subject to examination by federal and state tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2022 and 2021.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic No. 718, “Stock Compensation,” which establishes the requirements for expensing equity awards. The Company measures and recognizes as compensation expense the fair value of all share-based payment awards based on estimated grant date fair values. Our stock-based compensation are issuances made to directors, executives, employees and consultants, which includes employee stock options related to our 2019 Equity Incentive Plan and stock warrants. The determination of fair value involves a number of significant estimates. We use the Black-Scholes option pricing model to estimate the value of employee stock options and stock warrants which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based expectations of future developments over the term of the option.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

2. Summary of Significant Accounting Policies (Continued)

For the years ended December 31, 2022 and 2021, stock options to purchase 207,400 and 187,400 shares of common stock were outstanding, respectively, as described in Note 13. 93,700 of these options vested on March 1, 2021, 93,700 stock options vested on March 1, 2022, 10,000 stock options vest on June 29, 2023, and the remaining 10,000 stock options vest on June 29, 2024. The 187,400 vested stock options are considered dilutive and included in the calculation of diluted EPS at December 31, 2022, but considered anti-dilutive and excluded from the calculation of diluted EPS at December 31, 2021. The 20,000 unvested stock options are excluded from the calculation of diluted EPS at December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, stock warrants to purchase 1,035,000 and 975,000 shares of common stock were outstanding, respectively, as described in Note 13. All the stock warrants vested immediately. 635,000 warrants are considered dilutive and included in the calculation of diluted EPS and the remaining 400,000 warrants are “out-of-the-money” and excluded from the calculation of diluted EPS as of December 31, 2022. As of December 31, 2021, all of the 975,000 outstanding warrants are not “in-the-money” and are thus anti-dilutive and excluded from the calculation of diluted EPS.

The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. This preferred stock is anti-dilutive as of December 31, 2022 and 2021, and excluded from dilutive earnings per share.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the existing "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as insurance premium finance loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements and plans to adopt this standard in the first fiscal quarter of 2023.

3. Restatement of the Statement of Cash Flows

In the third quarter of 2022, pursuant to the advice of a technical expert, the Company restated its December 31, 2021 consolidated statement of cash flows to present the increase/decrease in premium finance contracts receivable as investing activities, in accordance with ASC 230, Statement of Cash Flows. Previously, the increase/decrease in premium finance contracts receivable were presented within operating activities on the Company's consolidated statements of cash flows. These changes have no impact on previously reported consolidated statements of operations and balance sheets as well as earnings per share.

The consolidated statement of cash flows for the year ended December 31, 2021, has been restated to reflect these adjustments to the presentation. The following table present the effects of the change on the presentation of the previously reported consolidated statement of cash flows:

	Year Ended December 31, 2021
	As Previously Reported (i)	Restatement	As Restated
Net cash provided by (used in):
Operating activities: (ii)	$(6,450,444)	$8,516,366	$2,065,922
Investing activities (iii)	(80,500)	(8,516,366)	(8,596,866)
(i)	As reported in the Company's 2021 Form 10-K filed with the SEC on March 25, 2022.
(ii)	Financial statement line impacted in operating activities was increase/(decrease) in premium finance contracts receivable.
(iii)	Financial statement line impacted in investing activities was disbursements under premium finance contracts receivable, net.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

4. Premium Finance Contracts, Related Receivable and Allowance for Doubtful Accounts (Continued)

At December 31, 2022 and 2021, premium finance contract and agents’ receivable consists of the following:

Description	December 31, 2022	December 31, 2021
Insurance premium finance contracts outstanding	$45,520,349	$44,079,251
Insurance premium finance contracts cancelled	6,005,601	4,426,576
Insurance Premium finance contracts gross	51,525,950	48,505,827
Amounts due from agents	645,648	793,869
Less: Unearned interest	(1,567,197)	(1,431,666)
Insurance premium finance contracts net	50,604,401	47,868,030
Less: Allowance for doubtful accounts	(1,129,498)	(1,193,757)

Total	$49,474,903	$46,674,273

	December 31, 2022	December 31, 2021
Allowance for premium finance contracts	$1,000,000	$1,000,000
Allowance for amounts due from agents	129,498	193,757

Total allowance for doubtful accounts	$1,129,498	$1,193,757

	December 31, 2022	December 31, 2021
Balance, at the beginning of the year	$1,193,757	$824,342
Current year provision	1,347,475	1,353,057
Direct write-downs charged against the allowance	(1,513,814)	(1,212,150)
Recoveries of amounts previously charged off	102,080	228,508

Balance at end of the year	$1,129,498	$1,193,757

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

	December 31, 2022	December 31, 2021
Total Provision per footnote table	$1,347,475	$1,353,057
Less: Contra-revenues	(613,435)	(483,746)
Less: Current year provisions for amounts due from agents	—	(27,292)
Bad Debt Expense per the Consolidated Statement of Operations	$734,040	$842,019

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

5. Property and Equipment, Net

At December 31, 2022 and 2021, the Company’s property and equipment consists of the following:

	December 31, 2022	December 31, 2021

Computer Software	$26,207	$26,207
Automobile	128,614	87,867
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	62,494	62,974
Property and equipment, gross	348,399	308,132
Accumulated depreciation	(244,808)	(224,338)
Property and equipment, net	$103,591	$83,794

The Company recorded depreciation expense in other operating expenses of $22,283 and $34,682, respectively for the years ended December 31, 2022 and 2021.

6. Leases

The Company accounts for leases in accordance with ASC Topic 842. In March 2021, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2023 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335. The Company used its incremental borrowing rate of 5.25% for all operating leases as of December 31, 2022 and December 31, 2021. In September 2022, the Company renewed its secure facility lease as described below. In September 2022, the Company also entered into a new lease agreement for computer hardware as described below.

Office lease – On March 1, 2021, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,048 per month and expires in February 2024, including the renewal option (see Note 15).

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

6. Leases (Continued)

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

Maturities of lease liabilities as of December 31, 2022 were as follows:

2023	$138,109
2024	68,308
2025	45,918
2026	13,879
Total lease payments	266,214
Less: imputed interest	(16,754)
Present value of lease liabilities	$249,460

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	December 31, 2022	December 31, 2021

Right-of-use assets	Operating lease assets	$196,407	$228,954
Server lease	Finance lease assets	51,920	65,176
Total lease assets		$248,327	$294,130

Current operating lease liability	Current operating lease liabilities	$122,554	$104,880
Non-current operating lease liability	Long-term operating lease liabilities	73,853	124,074
Total operating lease liabilities		$196,407	$228,954

Current finance lease liability	Current finance lease liabilities	$12,494	$11,857
Non-current finance lease liability	Long-term finance lease liabilities	40,559	53,053
Total finance lease liabilities		$53,053	$64,910

The weighted-average remaining lease term was 2.40 years and 2.99 years as of December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022 and 2021, the total operating lease costs was $114,086 and $113,577, respectively. As of December 31, 2022 and 2021, operating lease payments include $97,978 and $97,978, respectively, of cost related to options to extend lease terms that are reasonably certain of being exercised.

7. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date on insurance premium finance contracts received by the Company prior to the reporting date. As of December 31, 2022 and 2021, the draft payable balances are $1,827,884 and $1,935,278, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

8. Line of Credit

Relationship with Woodforest National Bank (“WNB”)

On October 5, 2018, the Company entered into an exclusive twenty-four month loan agreement with Woodforest National Bank for a revolving line of credit in the amount of $25,000,000. The Company recorded $164,396 of loan origination costs. On July 30, 2019, the Company’s line of credit was modified to $27,500,000, maturing October 5, 2020. On October 5, 2020, the Company’s line of credit was extended to a maturity date of January 5, 2021. Interest expense on this line of credit for the years ended December 31, 2022 and 2021 totaled approximately $0 and $86,000, respectively. This line of credit was fully paid off on February 3, 2021 (see below).

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit with WNB. On this date, the line of credit with WNB was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”) in anticipation of the phase-out of Libor on June 30, 2023. The Company recorded $117,228 of line of credit costs related to this extension.

At December 31, 2022 and December 31, 2021, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO and two directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.35-2.85% per annum (6.87% and 3.35% at December 31, 2022 and 2021, respectively). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day SOFR falls below 0.50%. For the year ended December 31, 2021, the minimum rate of 3.35% was in effect. As of December 31, 2022 and 2021, the amount of principal outstanding on the line of credit was $32,821,347 and 30,537,067, respectively, and is reported on the consolidated balance sheet net of $107,722 and 60,692, respectively, of unamortized loan origination fees. Interest expense on this line of credit for the years ended December 31, 2022 and 2021 totaled approximately $1,554,000 and $854,000, respectively. The Company recorded amortized loan origination fee for the years ended December 31, 2022 and 2021 of $70,198 and $142,980, respectively.

The Company’s agreements with WNB and FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, and minimum balances. Management believes it was in compliance with the applicable debt covenants as of December 31, 2022 and December 31, 2021.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801 beginning on May 18, 2022. As of December 31, 2022 and December 31, 2021, the balance of the PPP loan is as follows:

	2022	2021
Total PPP loan	$215,776	$271,000
Less current maturities	(91,852)	(271,000)
Long-term maturities	$123,924	$—

10. Note Payable

At December 31, 2022 and 2021 the balances of long-term unsecured notes to unrelated parties are as follows:

	December 31, 2022	December 31, 2021
Total notes payable - Others	$7,286,921	$7,249,810
Less current maturities	(1,340,597)	(2,285,023)

Long-term maturities	$5,946,324	$4,964,787

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$1,340,597	$2,285,023
2 years	1,857,400	766,497
3 years	2,586,267	2,007,400
4 years	1,440,157	1,971,907
5 years and beyond	62,500	218,983

Total maturities	$7,286,921	$7,249,810

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

10. Note Payable (Continued)

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2027. The notes roll-over at periods from 8 months to 4 years on maturity unless the note holder requests repayment through written instructions within 90 days prior to the expiration date. Notes totaling $2,441,523 and $2,574,404 were rolled over during the years ended December 31, 2022 and 2021, respectively. Interest expense on these notes totaled approximately $507,000 and $475,000 during the year ended December 31, 2022 and 2021, respectively. The Company received proceeds on these notes of $575,511 and $1,246,047 for the years ended December 31, 2022 and 2021, respectively. The Company repaid principal on these notes of $288,400 and $77,400 for the years ended December 31, 2021 and 2020, respectively. In April 2022, the Company exchanged $250,000 of these notes for 25,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

11. Note Payable – Stockholders and Related Parties

At December 31, 2022 and 2021, the balances of long-term notes payable to stockholders and related parties are as follows:

	December 31, 2022	December 31, 2021
Total notes payable - Related parties	$1,925,000	$2,091,302
Less current maturities	(109,000)	(862,000)

Long-term maturities	$1,816,000	$1,229,302

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$109,000	$862,000
2 years	775,000	72,000
3 years	166,000	770,000
4 years	875,000	347,302
5 years	—	40,000

Total maturities	$1,925,000	$2,091,302

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2026. The notes roll-over at periods from 1 to 4 years on maturity unless the note holder requests repayment through written instructions within 90 days prior to the expiration date. Notes totaling $862,000 and $424,301 were rolled over during the years ended December 31, 2022 and 2021, respectively. Interest expense on these notes totaled approximately $156,000 and $170,000 during the year ended December 31, 2022 and 2021, respectively. The Company received proceeds on these notes of $35,000 and $168,000 for the years ended December 31, 2022 and 2021, respectively. The Company repaid principal on these notes of $181,302 and $25,000 for the years ended December 31, 2022 and 2021, respectively. In January 2022, the Company exchanged $20,000 of these notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

12. Income Taxes

The provision for income taxes for the years ended December 31, 2022 and 2021, consisted of the following:

	2022	2021

Statutory rate applied to income before income taxes	$256,841	$303,634
Increase in income taxes results from:
Temporary differences	(57,772)	(2,167)
Non-deductible expenses	7,121	8,540
Change in valuation allowance	—	—

Income tax expense	$206,190	$310,007

	2022	2021
Income tax benefit at US statutory rate of 21%	21.00%	21.00%
Income tax benefit - state	4.37%	4.59%
Non-deductible expense	0.70%	0.72%
Change in temporary differences	-5.71%	-0.18%
Change in valuation allowance	0.00%	0.00%

Income tax expense	20.36%	26.13%

	2022	2021
Deferred tax assets:
Allowance for uncollectible	$253,715	$291,400
Stock compensation	11,257	16,300
Book to tax depreciation	23,192	39,300
Gross deferred tax assets	288,164	347,000
Valuation allowance	—	—

Net deferred tax assets	$288,164	$347,000

13. Equity

Preferred Stock

As of December 31, 2022 and 2021, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible preferred stock. As of December 31, 2022 and 2021, there were 166,000 and 99,000 shares, respectively, of Series A convertible preferred stock issued and outstanding.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

13. Equity (Continued)

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of December 31, 2022, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the years ended December 31, 2022 and 2021, the Board of Directors has declared and paid dividends on the preferred stock of $89,191 and $69,300, respectively. As of December 31, 2022 and December 31, 2021, preferred dividends are in arrears by $29,050 and $17,325, respectively.

December 31, 2021 dividends in arrears were declared and paid in January 2022. December 31, 2022 dividends in arrears were declared and paid in January 2023.

In January 2022, the Company exchanged $20,000 of its notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. On April 30, 2022, the Company issued 65,000 shares of Series A Convertible Preferred Stock for $400,000 cash and exchanged for $250,000 of its notes payable at a price of $10.00 per share. There were no gains or losses on these exchanges.

Common Stock

As of both December 31, 2022 and 2021, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

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

The following table summarizes information about employee stock options outstanding at December 31, 2022:

	Outstanding Options			Vested Options
Exercise Price	Number Outstanding at December 31, 2022	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2022	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.80	187,400	6.48	$0.80	187400	7.17	$0.80
$4.50	10,000	0.46	$4.50	—	—	—
$4.95	10,000	0.22	$4.95	—	—	—
Outstanding options	207,400	7.15	$1.18	187,400	7.17	$0.80

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

13. Equity (Continued)

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2020	187,400	$0.80	9.2 years	—
Issued	—	—		—
Exercised	—	—		—
Outstanding at December 31, 2021	187,400	$0.80	8.2 years	—
Issued	20,000	$4.73	7.5 years	—
Exercised	—	—	—	—
Outstanding at December 31, 2022	207,400	$1.18	7.15 years	$1,091,236
Exercisable at December 31, 2022	187,400	$0.80	7.17 years	$1,056,936

On March 1, 2020, 187,400 of the above options were granted to designated Officers and employees. Half of those options vested on March 1, 2021 and the other half vested on March 1, 2022. On June 29, 2022 20,000 of the above options were granted to designated Officers. Half of these options vest on June 29, 2023 and the other half vest on June 29, 2024. During the years ended December 31, 2022 and 2021, the Company recognized $19,878 and $34,669, respectively, of stock option expense.

The fair value of the stock options originated in 2022 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	$4.50 Strike	$4.95 Strike
(1) dividend yield of	0%	0%
(2) expected volatility of	50%	50%
(3) risk-free interest rate of	3.10%	3.10%
(4) expected life of	10 years	5 years
(5) estimated fair value	$4.50	$4.50

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

13. Equity (Continued)

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2020	800,000	$8.00	4.3 years	—
Issued	175,000	$4.00		—
Exercised	—	—	—	—
Outstanding at December 31, 2021	975,000	$7.28	3.5 years	—
Issued	60,000	$4.00	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2022	1,035,000	$7.09	2.6 years	$1,549,400
Exercisable at December 31, 2022	1,035,000	$7.09	2.6 years	$1,549,400

The above outstanding warrants were issued on June 29, 2022, June 11, 2021 and April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $10,800, $9,275 and $27,200 on the grant date, respectively. The warrants vested immediately. During the years December 31, 2022 and 2021, the Company recognized $10,800 and $9,275, respectively, of stock warrant expense.

The fair value of the stock options originated in 2022 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Grant Date
(1) dividend yield of	0%
(2) expected volatility of	50%
(3) risk-free interest rate of	2.94%
(4) expected life of	5 years
(5) estimated fair value	$1.17

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

13. Equity (Continued)

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

14. Employee Benefit Plan

The Company maintains a qualified retirement profit sharing plan, which covers substantially all employees. Employees ratably vest in the plan over six years and the Company’s contributions to the plan are discretionary. A plan contribution of $50,000 and $75,000 was made for the years ended December 31, 2022 and 2021, respectively.

15. Related Party Transactions

The Company has engaged in transactions with related parties primarily shareholders, officers and directors and their relatives that involve financing activities and services to the Company. The following discussion summarizes its activities with related parties.

Office lease

As discussed in Note 6, the Company entered into a three-year lease for its office space in Miami, FL with an entity that is controlled by our CEO and related parties. The Company leases approximately 3,000 square feet of office space.

Line of credit

As discussed in Note 8, the Company secured its primary financing in part through the assistance of our CEO and two board members who guaranteed the loan to the financial institution. The current line of credit with First Horizon Bank was initiated at $35,000,000. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. In November 2022, the Company extended the maturity of its line of credit with First Horizon Bank until November 30, 2025.

Notes Payable

As discussed in Note 11, the Company has been advanced funds by its shareholders. As of December 31, 2022 and 2021, the amounts advanced were $1,925,000 and $2,091,302, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2022 and 2021

15. Related Party Transactions (Continued)

Stock Options

As discussed in Note 13, on March 1, 2020, the Company issued 187,400 stock options, of which 167,400 stock options were issued to officers and directors under the terms of the 2019 Equity Incentive Plan. The impact on earnings from this transaction was a total of $69,338, amortizing over 24 months at a rate of $2,889 per month. These options were fully amortized on February 28, 2022. This transaction also increased additional paid-in capital over the same period.

On June 29, 2022, the Company issued 20,000 stock options to officers and directors under the terms of the 2019 Equity Incentive Plan. The impact on future earnings from this transaction is a total of $56,400, which is being amortized over 24 months at a rate of $2,350 per month. This transaction will also increase additional paid-in capital over the same period at the same rate.

Stock Warrants

As discussed in Note 13, on June 11, 2021, the Company issued 175,000 stock warrants, of which 175,000 were issued to officers, directors, and a related party.

16. Commitments and Contingencies

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

17. Subsequent Events

In January 2023, the Company issued $25,000 of notes payable, repaid $27,000 of notes payable, and issued $30,000 of notes payable (stockholders and related party). In February 2023, the Company repaid $45,000 of notes payable.

In January 2023, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

