Form 10-Q
period 2023-03-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2023-05-12
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 2,905,016 shares of common stock issued and outstanding as of May 11, 2023.

Explanatory Note

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”) contains certain financial statements and information for the three months ended March 31, 2022 filed by Standard Premium Finance Holdings, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 13, 2022.

In connection with preparing the Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2022 and 2021, the Company determined that it previously incorrectly classified its Increase/Decrease in Premium Finance Contracts Receivable as operating activities. Beginning in the third quarter of 2022, the Company adjusted its consolidated statements of cash flows to present Increase/Decrease in Premium Finance Contracts Receivable as investing activities in accordance with ASC 230, Statement of Cash Flows. The consolidated statement of cash flows for the three months ended March 31, 2022 contained in this Form 10-Q has been restated to reflect these adjustments to the presentation.

See Note 3 Adjustment to Statement of Cash Flows to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding the restated Consolidated Statement of Cash Flows information contained in this Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, our potential future business acquisitions, future economic performance, operating income and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan,” “would,” “could,” “can,” “may,” and similar terms. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 17, 2023. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

1

STANDARD PREMIUM FINANCE HOLDINGS, INC.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED
MARCH 31, 2023 AND DECEMBER 31, 2022

AND MARCH 31, 2022

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2023 (unaudited) and December 31, 2022

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$260,492	$421,211
Premium finance contracts and related receivable, net of allowance for credit losses of $1,148,783 and $1,129,498 at March 31, 2023 and December 31, 2022, respectively	52,017,743	49,474,903
Prepaid expenses and other current assets	349,803	348,795
TOTAL CURRENT ASSETS	52,628,038	50,244,909

PROPERTY AND EQUIPMENT, NET	97,334	103,591
OPERATING LEASE ASSETS	168,122	196,407
FINANCE LEASE ASSETS	48,606	51,920

OTHER ASSETS
Cash surrender value of life insurance	611,467	603,816
Deferred tax asset	304,000	288,164
TOTAL OTHER ASSETS	915,467	891,980

TOTAL ASSETS	$53,857,567	$51,488,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit, net	$34,657,905	$32,713,625
Drafts payable	2,337,268	1,827,884
Note payable - current portion	755,917	1,340,597
Note payable - stockholders and related parties - current portion	72,000	109,000
Payroll Protection Program loan - current portion	92,079	91,852
Operating lease obligation - current portion	110,212	122,554
Finance lease obligation - current portion	12,659	12,494
Accrued expenses and other current liabilities	1,454,145	1,317,699
TOTAL CURRENT LIABILITIES	39,492,185	37,535,705

LONG-TERM LIABILITIES
Note payable, net of current portion	6,314,004	5,946,324
Note payable - stockholders and related parties, net of current portion	1,856,000	1,816,000
Payroll Protection Program loan, net of current portion	100,814	123,924
Operating lease obligation, net of current portion	57,910	73,853
Finance lease obligation, net of current portion	37,332	40,559
TOTAL LONG-TERM LIABILITIES	8,366,060	8,000,660

TOTAL LIABILITIES	47,858,245	45,536,365

COMMITMENTS AND CONTINGENCIES (see Note 14)

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at March 31, 2023 and December 31, 2022	166	166
Common stock, par value $.001 per share; 100 million shares authorized, 2,905,016 shares issued and outstanding at March 31, 2023 and December 31, 2022	2,905	2,905
Additional paid in capital	3,390,701	3,383,651
Retained earnings	2,605,550	2,565,720
TOTAL STOCKHOLDERS' EQUITY	5,999,322	5,952,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,857,567	$51,488,807

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
REVENUES
Finance charges	$1,737,944	$1,559,590
Late charges	247,229	228,330
Origination fees	93,631	94,676

TOTAL REVENUES	2,078,804	1,882,596

OPERATING COSTS AND EXPENSES

Interest expense	791,647	426,490
Salaries and wages	429,250	360,699
Commission expense	242,435	240,849
Provision for credit losses	191,853	168,105
Professional fees	87,820	105,802
Postage expense	27,878	25,366
Insurance expense	27,474	43,844
Other operating expenses	200,699	210,753

TOTAL COSTS AND EXPENSES	1,999,056	1,581,908

INCOME BEFORE INCOME TAXES	79,748	300,688

PROVISION FOR INCOME TAXES	10,868	75,623

NET INCOME	68,880	225,065

PREFERRED SHARE DIVIDENDS	(29,050)	(17,325)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$39,830	$207,740

Net income per share attributable to common stockholders
Basic	$0.01	$0.07
Diluted	$0.01	$0.07

Weighted average common shares outstanding
Basic	2,905,016	2,905,016
Diluted	3,357,414	2,905,016

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2021	99,000	$99	2,905,016	$2,905	$2,682,995	$1,848,780	$4,534,779

Series A Convertible Preferred Stock issued in exchange for note payable	2,000	2	—	—	19,998	—	20,000
Options issued for services	—	—	—	—	5,778	—	5,778
Dividends paid on preferred stock	—	—	—	—	—	(17,325)	(17,325)
Net income	—	—	—	—	—	225,065	225,065
BALANCE AT MARCH 31, 2022 (unaudited)	101,000	$101	2,905,016	$2,905	$2,708,771	$2,056,520	$4,768,297

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2022	166,000	$166	2,905,016	$2,905	$3,383,651	$2,565,720	$5,952,442

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	68,880	68,880
BALANCE AT MARCH 31, 2023 (unaudited)	166,000	$166	2,905,016	$2,905	$3,390,701	$2,605,550	$5,999,322

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

	2023	2022
		(As Restated -
		See Note 3)
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$68,880	$225,065
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	6,257	4,541
Loss on disposal of property and equipment	—	2,167
Amortization of right to use asset - operating lease	28,285	25,299
Amortization of finance lease asset	3,314	3,314
Provision for credit losses	191,853	168,105
Amortization of loan origination fees	28,519	21,858
Options issued for services	7,050	5,778
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	(1,008)	214,001
(Increase)/Decrease in deferred tax asset, net	(15,836)	(5,000)
Increase/(Decrease) in drafts payable	509,384	967,902
Increase/(Decrease) in accrued expenses and other current liabilities	136,446	(386,541)
Increase/(Decrease) in operating lease liability	(28,285)	(25,299)
Net cash provided by operating activities	934,859	1,221,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(2,734,693)	(2,464,921)
Payments made on cash surrender value of life insurance	(7,651)	(7,587)
Sale of property and equipment	—	4,500
Purchases of property and equipment	—	(24,800)
Net cash used in investing activities	(2,742,344)	(2,492,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	(153,264)
Proceeds of line of credit, net of repayments	1,915,761	1,727,314
Proceeds from notes payable	25,000	200,000
Repayment of notes payable	(242,000)	(215,000)
Proceeds from notes payable - stockholders and related parties	30,000	—
Repayment of notes payable - stockholders and related parties	(27,000)	(181,302)
Repayment of finance lease obligation	(3,062)	(2,906)
Repayment of PPP loan	(22,883)	—
Dividends paid on Series A Convertible Preferred Stock	(29,050)	(17,325)
Net cash provided by financing activities	1,646,766	1,357,517

NET CHANGE IN CASH	(160,719)	85,899

CASH AT THE BEGINNING OF THE PERIOD	421,211	20,987

CASH AT THE END OF THE PERIOD	$260,492	$106,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$—	$85,000
Interest paid	$779,684	$423,601
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt exchanged for Series A Convertible Preferred Stock	$—	$20,000

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

March 31, 2023

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements (unaudited), which include the accounts of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2022.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary for the fiscal year ended December 31, 2022, have been omitted.

Cash and Cash Equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. There are no cash equivalents at March 31, 2023 and December 31, 2022.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes the loans over the term of each contract, which varies from 3 to 12 monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of March 31, 2023 and December 31, 2022, the portfolio has an amortized cost basis of $54,324,151 and $51,525,950, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to a power of attorney contained in the finance contract. As of March 31, 2023 and December 31, 2022, the amount of unearned premium on open and cancelled contracts totaled $75,477,791 and $71,315,354, respectively. The annual percentage interest rates on new contracts averaged approximately 16.5% and 14.8% during the three months ended March 31, 2023 and 2022, respectively.

Allowance for Credit Losses

The carrying amount of the Premium Finance Contracts (“Contracts”) is reduced by an allowance for credit losses that are maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the Contracts. The amount of the allowance is based upon management’s evaluation of the collectability of the Contracts, including the nature of the accounts, credit concentration, trends, and historical data, specific impaired Contracts, current and forecasted economic conditions, and other risks inherent in the Contracts. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recovery.

To estimate expected credit losses on loans that exhibit similar risk characteristics, the Company considers historical loss information (updated for current conditions and reasonable and supportable forecasts that affect the expected collectability of the amortized cost basis pool) using a loss-rate approach. The Company monitors the A.M. Best rating for insurance carriers whose policies are being financed as a factor of the quality of its contract receivables. As of March 31, 2023, and December 31, 2022, the Company did not expect any material degradation to the ratings of the insurance carriers it currently underwrites or anticipates underwriting in a way that would affect the allowance for credit losses.

In addition, specific allowances are established for accounts over 120 days. Individual contracts are written off against the allowance when collection of the individual contracts appears doubtful. The collectability of outstanding and cancelled contracts is generally secured by collateral in the form of the unearned premiums on the underlying policies. The collectability of amounts due from agents is determined by the financial strength of the agency.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment 5 - 7 years

Computer equipment and software 3 - 5 years

Leasehold improvements 10 years

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $316,404 and $482,479 at March 31, 2023 and December 31, 2022, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the balance sheet:

	March 31, 2023 (unaudited)	December 31, 2022
Uninsured Balance	$316,404	$482,479
Plus: Insured balances	250,000	250,000
Plus: Balances at institutions that do not exceed FDIC limit	136,984	17,758
Less: Outstanding checks	(442,896)	(329,026)

Cash per Consolidated Balance Sheet	$260,492	$421,211

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 59% and 54% of the Company’s business activity is with customers located in Florida for 2023 and 2022, respectively. Approximately 12% and 16% of the Company’s business activity is with customers located in Georgia for 2023 and 2022, respectively. Approximately 12% and 14% of the Company's business activity is with customers located in North Carolina for 2023 and 2022, respectively. There were no other significant regional, industrial or group concentrations during the three months ended March 31, 2023 and 2022.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place at March 31, 2023 and December 31, 2022 was $611,467 and $603,816, respectively.

Fair Value of Financial Instruments

The Company’s carrying amounts of financial instruments as defined by Financial Accounting Standards Board (“FASB”) ASC 825, “Disclosures about Fair Value of Financial Instruments”, including premium finance contracts and related receivables, prepaid expenses, drafts payable, accrued expenses and other current liabilities, approximate their fair value due to the relatively short period to maturity for these instruments. The fair value of the line of credit and notes payable are based on current rates at which the Company can borrow funds with similar remaining maturities and the carrying value approximates fair value.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of March 31, 2023.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Tax returns are open to examination by taxing authorities for three years after filing. No income tax returns are currently under examination by taxing authorities. SPFMC and SPFH recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. SPFMC and SPFH did not have any accrued interest or penalties associated with uncertain tax positions as of March 31, 2023 and December 31, 2022.

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

For the three months ended March 31, 2023 and 2022, stock options to purchase 207,400 and 187,400 shares of common stock were outstanding, respectively, as described in Note 12. 93,700 of these options vested on March 1, 2021, 93,700 stock options vested on March 1, 2022, 10,000 stock options vest on June 29, 2023, and the remaining 10,000 stock options vest on June 29, 2024. The 187,400 vested stock options are considered dilutive and included in the calculation of diluted EPS at March 31, 2023, but considered anti-dilutive and excluded from the calculation of diluted EPS at March 31, 2022.

For the three months ended March 31, 2023 and 2022, stock warrants to purchase 1,035,000 and 975,000 shares of common stock were outstanding, respectively, as described in Note 12. All the stock warrants vested immediately. 635,000 warrants are considered dilutive and included in the calculation of diluted EPS and the remaining 400,000 warrants are “out-of-the-money” and excluded from the calculation of diluted EPS as of March 31, 2023. As of March 31, 2022, all 975,000 outstanding warrants are not “in-the-money” and are thus anti-dilutive and excluded from the calculation of diluted EPS.

The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. This preferred stock is anti-dilutive as of March 31, 2023 and December 31, 2022, and excluded from diluted earnings per share.

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
11

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company does not anticipate any impact on the consolidated financial statements from the adoption of the standard.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the existing "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as insurance premium finance loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard in the first fiscal quarter of 2023. There has been no impact on current earnings due to the adoption of this standard.

3. Restatement of the Statement of Cash Flows

In the third quarter of 2022, pursuant to the advice of a technical expert, the Company restated its consolidated statements of cash flows to present the increase/decrease in premium finance contracts receivable as investing activities, in accordance with ASC 230, Statement of Cash Flows. Previously, the increase/decrease in premium finance contracts receivable was presented within operating activities on the Company's consolidated statements of cash flows. These changes have no impact on previously reported consolidated statements of operations and balance sheets as well as earnings per share.

The consolidated statement of cash flows for the three months ended March 31, 2022 has been restated to reflect these adjustments to the presentation. The following tables present the effects of the changes on the presentation of the previously reported consolidated statement of cash flows:

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

4. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses

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

At March 31, 2023 and December 31, 2022, premium finance contract and agents’ receivable consists of the following:

Description	March 31, 2023	December 31, 2022
Insurance premium finance contracts outstanding	$49,019,805	$45,520,349
Insurance premium finance contracts cancelled	5,304,346	6,005,601
Insurance Premium finance contracts gross	54,324,151	51,525,950
Amounts due from agents	687,279	645,648
Less: Unearned interest	(1,844,904)	(1,567,197)
Insurance premium finance contracts net	53,166,526	50,604,401
Less: Allowance for credit losses	(1,148,783)	(1,129,498)

Total	$52,017,743	$49,474,903

The allowance for credit losses at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Allowance for premium finance contracts	$1,016,347	$1,000,000
Allowance for amounts due from agents	132,436	129,498

Total allowance for credit losses	$1,148,783	$1,129,498

Activity in the allowance for credit losses for the three months ended March 31, 2023 and the year ended December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Balance at the beginning of the period	$1,129,498	$1,193,757
Current year additions to the allowance	366,000	1,347,475
Direct write-downs charged against the allowance	(377,630)	(1,513,814)
Recoveries of amounts previously charged off	30,915	102,080

Balance at the end of the period	$1,148,783	$1,129,498

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

The Company maintains its allowance at gross amounts, which includes allowances for write-offs of unearned revenues. Provisions and write-offs per this footnote are displayed at gross amounts, which include provisions and write-offs of unearned revenues. These write-offs are appropriately split between the principal (i.e. provision for credit losses) and interest/fee (i.e. contra-revenue) portions on the income statement. The following tables show a reconciliation between the total provision per the footnote and the provision for credit losses on the consolidated statement of operations:

	For the three months ended March 31,
	2023 (unaudited)	2022 (unaudited)
Current additions to the allowance	$366,000	$335,000
Less: Contra-revenues	(174,147)	(166,895)
Provision for credit losses	$191,853	$168,105

The aging analyses of past-due contract receivables as of March 31, 2023 and December 31, 2022 are as follows:

As of March 31, 2023	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$98,431	$6,075	$—	$9,295	$113,801	$48,906,004	$49,019,805
Cancelled	995,061	379,684	674,086	1,448,933	3,497,764	1,806,582	5,304,346
Total	$1,093,492	$385,759	$674,086	$1,458,228	$3,611,565	$50,712,586	$54,324,151

As of December 31, 2022	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$175,972	$61,678	$22,360	$11,270	$271,280	$45,249,069	$45,520,349
Cancelled	1,363,841	850,939	340,619	720,429	3,275,828	2,729,773	6,005,601
Total	$1,539,813	$912,617	$362,979	$731,699	$3,547,108	$47,978,842	$51,525,950

5. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	March 31, 2023
	(unaudited)	December 31, 2022

Computer Software	$26,207	$26,207
Automobile	128,614	128,614
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	62,494	62,494
Property and equipment, gross	348,399	348,399
Accumulated depreciation	(251,065)	(244,808)
Property and equipment, net	$97,334	$103,591

The Company recorded depreciation expense of $6,257 and $4,541, respectively for the three months ended March 31, 2023 and 2022.

6. Leases

The Company accounts for leases in accordance with ASC Topic 842. In March 2021, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2023 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335. The Company used its incremental borrowing rate of 5.25% for all operating leases as of March 31, 2023 and December 31, 2022. In September 2022, the Company renewed its secure facility lease as described below. In September 2022, the Company also entered into a new lease agreement for computer hardware as described below.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

6. Leases (Continued)

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

Leases	Classification	March 31, 2023 (unaudited)	December 31, 2022

Right-of-use assets	Operating lease assets	$168,122	$196,407
Server lease	Finance lease assets	48,606	51,920
Total lease assets		$216,728	$248,327

Current operating lease liability	Current operating lease liabilities	$110,212	$122,554
Non-current operating lease liability	Long-term operating lease liabilities	57,910	73,853
Total operating lease liabilities		$168,122	$196,407

Current finance lease liability	Current finance lease liabilities	$12,659	$12,494
Non-current finance lease liability	Long-term finance lease liabilities	37,332	40,559
Total finance lease liabilities		$49,991	$53,053

The weighted-average remaining lease term was 2.23 years and 2.40 years as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, the total lease cost was $30,056 and $28,193, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

7. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date, on insurance premium finance contracts received by the Company prior to the reporting date. As of March 31, 2023 and December 31, 2022, the draft payable balances are $2,337,268 and $1,827,884, respectively.

8. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit with a different lender. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”) in anticipation of the phase-out of Libor on June 30, 2023. The Company recorded $117,228 of line of credit costs related to this extension.

At March 31, 2023 and December 31, 2022, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and two members of the Board of Directors of the Company. The line of credit is secured by all Company assets and is personally guaranteed by our CEO and two directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.35-2.85% per annum (7.42% at March 31, 2023 and 6.87% at December 31, 2022). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day SOFR falls below 0.50%. As of March 31, 2023, the amount of principal outstanding on the line of credit was $34,737,108 and is reported on the consolidated balance sheet net of $79,203 of unamortized loan origination fees. As of December 31, 2022, the amount of principal outstanding on the line of credit was $32,821,347 and is reported on the consolidated balance sheet net of $107,722 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended March 31, 2023 and 2022 totaled approximately $586,000 and $258,000, respectively. The Company recorded amortized loan origination fees for the three months ended March 31, 2023 and 2022 of $28,519 and $21,858, respectively. The Company had availability on this line of credit of $5,656,738 as of March 31, 2023.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. Management believes it was in compliance with the applicable debt covenants as of March 31, 2023 and December 31, 2022.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801.12 beginning on May 18, 2022. As of March 31, 2023 and December 31, 2022, the balance of the PPP loan is as follows:

	March 31, 2023 (unaudited)	December 31, 2022
Total PPP loan	$192,893	$215,776
Less current maturities	(92,079)	(91,852)
Long-term portion of PPP loan	$100,814	$123,924

10. Notes Payable

At March 31, 2023 and December 31, 2022, the balances of long-term unsecured notes to unrelated parties are as follows:

	March 31, 2023
	(unaudited)	December 31, 2022
Total notes payable	$7,069,921	$7,286,921
Less current maturities	(755,917)	(1,340,597)

Long-term maturities	$6,314,004	$5,946,324

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2027. The maturity date of these notes automatically extends for periods of eight months to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $128,000 and $128,000 during the three months ended March 31, 2023 and 2022, respectively. The Company received proceeds on these notes of $25,000 and $200,000 for the three months ended March 31, 2023 and 2022, respectively. The Company repaid principal on these notes of $242,000 and $215,000 for the three months ended March 31, 2023 and 2022, respectively. In April 2022, the Company exchanged $250,000 of these notes for 25,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

11. Notes Payable – Stockholders and Related Parties

At March 31, 2023 and December 31, 2022, the balances of long-term notes payable to stockholders and related parties are as follows:

	March 31, 2023
	(unaudited)	December 31, 2022
Total notes payable - Related parties	$1,928,000	$1,925,000
Less current maturities	(72,000)	(109,000)

Long-term maturities	$1,856,000	$1,816,000

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2026. The maturity date of these notes automatically extends for periods of eight months to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $39,000 and $39,000 during the three months ended March 31, 2023 and 2022, respectively. The Company received proceeds on these notes of $30,000 and $0 for the three months ended March 31, 2023 and 2022, respectively. The Company repaid principal on these notes of $27,000 and $181,302 for the three months ended March 31, 2023 and 2022, respectively. In January 2022, the Company exchanged $20,000 of these notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

12. Equity

Preferred Stock

As of March 31, 2023, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of March 31, 2023, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended March 31, 2023 and 2022, the Board of Directors has declared and paid dividends on the preferred stock of $29,050 and $17,325, respectively. As of March 31, 2023 and December 31, 2022, preferred dividends are in arrears by $29,050 and $17,558, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

12. Equity (Continued)

December 31, 2021 dividends in arrears were declared and paid in January 2022. March 31, 2022 dividends in arrears were declared and paid in April 2022. June 30, 2022 dividends in arrears were declared and paid in July 2022. September 30, 2022 dividends in arrears were declared and paid in October 2022. December 31, 2022 dividends in arrears were declared and paid in January 2023. March 31, 2023 dividends in arrears were declared and paid in April 2023.

In January 2022, the Company exchanged $20,000 of its notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. On April 30, 2022, the Company issued 65,000 shares of Series A Convertible Preferred Stock for $400,000 cash and exchanged for $250,000 of its notes payable at a price of $10.00 per share. There were no gains or losses on these exchanges.

Common Stock

As of both March 31, 2023 and December 31, 2022, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

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

The following table summarizes information about employee stock options outstanding at March 31, 2023:

	Outstanding Options			Vested Options
Exercise Price	Number Outstanding at March 31, 2023	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2023	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.80	187,400	6.25	$0.80	187,400	6.92	$0.80
$4.50	10,000	0.45	4.50	—	—	—
$4.95	10,000	0.20	4.95	—	—	—
Outstanding options	207,400	6.90	$1.18	187,400	6.92	$0.80

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2022	207,400	$1.18	7.15 years	$1,091,236
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2023	207,400	$1.18	6.90 years	$1,362,930
Exercisable at March 31, 2023	187,400	$0.80	6.92 years	$1,302,430

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

12. Equity (Continued)

On March 1, 2020, 187,400 of the above options were granted to designated Officers and employees. Half of those options vested on March 1, 2021 and the other half vested on March 1, 2022. On June 29, 2022 20,000 of the above options were granted to designated Officers. Half of these options vest on June 29, 2023 and the other half vest on June 29, 2024. During the three months ended March 31, 2023 and 2022, the Company recognized $7,050 and $5,778, respectively, of stock option expense.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2022	1,035,000	$7.09	2.6 years	$1,549,400
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2023	1,035,000	$7.09	2.33 years	$2,381,250
Exercisable at March 31, 2023	1,035,000	$7.09	2.33 years	$2,381,250

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

12. Equity (Continued)

The above outstanding warrants were issued on June 29, 2022, June 11, 2021 and April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $10,800, $9,275 and $27,200 on the grant date, respectively. The warrants vested immediately. During the three months ended March 31, 2023 and 2022, the Company recognized $0 and $0, respectively, of stock warrant expense.

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

Office lease

The Company entered a three-year lease for its office space in Miami, FL with an entity that is controlled by our CEO and related parties. The Company leases approximately 3,000 square feet of office space. Rent of $7,048 is paid monthly. The lease contract expires in February 2024.

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

Notes payable

As discussed in Note 11, the Company has been advanced funds by its shareholders. As of March 31, 2023 and December 31, 2022, the amounts advanced were $1,928,000 and $1,925,000, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2023 (unaudited)

13. Related Party Transactions (Continued)

Stock Options

As discussed in Note 12, on March 1, 2020, the Company issued 187,400 stock options, of which 167,400 stock options were issued to officers and directors under the terms of the 2019 Equity Incentive Plan. The impact on earnings from this transaction was a total of $69,338, amortized over 24 months at a rate of $2,889 per month. These options were fully amortized on February 28, 2022. This transaction also increased additional paid-in capital over the same period.

On June 29, 2022, the Company issued 20,000 stock options to officers and directors under the terms of the 2019 Equity Incentive Plan. The total impact on earnings from this transaction is $56,400, which is being amortized over 24 months at a rate of $2,350 per month. This transaction will also increase additional paid-in capital over the same period at the same rate.

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

15. Subsequent Events

In April 2023, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

In April 2023, the Company repaid $100,000 of notes payable.

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

We have offered premium financing since 1991 through our wholly owned subsidiary, Standard Premium Finance Management Corporation. We are generally targeting premium financing loans from $1,000 to $15,000, with repayment terms ranging from 3 to 12 months, although we may offer larger loans in cases we deem appropriate. Qualified customers may have multiple financings with us concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers.

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Florida, Georgia, South Carolina, North Carolina, Texas, Tennessee and Arizona. Throughout 2022, we obtained licenses in eleven additional states: Virginia, Arkansas, Nebraska, Mississippi, Maryland, Colorado, Ohio, Louisiana, Massachusetts, Minnesota, and Alabama. We intend to continue to expand our market into new states as part of our organic growth trend. Loans are originated primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 64% ($34,657,905) of its capital and total liabilities as of March 31, 2023. As of March 31, 2023, the Company’s subordinated notes payable and PPP loan represented approximately 17% ($9,190,814) of the Company’s capital and total liabilities, operating liabilities provide approximately 8% ($4,009,526) of the Company’s capital and total liabilities, preferred equity provides approximately 3% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common paid-in capital represents the remaining 8% ($4,339,322) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended March 31,
	2023 (unaudited)	2022 (unaudited)
Gross Revenue	$2,078,804	$1,822,596
Originations	$30,910,034	$29,571,428
Interest Earned Rate	16.5%	14.8%
Cost of Funds Rate, Gross	7.22%	4.10%
Cost of Funds Rate, Net	5.56%	3.22%
Reserve Ratio	1.94%	2.03%
Provision Rate	0.62%	0.57%
Return on Assets	0.30%	1.68%
Return on Equity	3.69%	22.76%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2023 Compared to the Three Months ended March 31. 2022

Revenue

Revenue increased by 10.4% overall or $196,208 to $2,078,804 for the three months ended March 31, 2023 from $1,882,596 for the three months ended March 31, 2022. The increase in revenue was primarily due to a 11.4% or $178,354 increase in finance charges and an 8.3% or $18,899 increase in late charges. Revenue from finance charges comprised 83.6% and 82.8% of overall revenue for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 compared to the three months ended March 31, 2022, the company financed an additional $1,338,606 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Although the Company increased amounts financed, the total quantity of loan originations remained stable for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity to generate additional sales. In November 2022, the Company extended the maturity of its line of credit until November 30, 2025. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 26.4% or $417,148 to $1,999,056 for the three months ended March 31, 2023 from $1,581,908 for the three months ended March 31, 2022.

The increase in expenses was primarily due to increases in the following categories:

•	$365,157 increase in interest expense as a result of increases in the line of credit interest rate. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month SOFR with a minimum rate of 3.35%. As of March 31, 2023 and 2022, our line of credit’s interest rate was quoted at 7.42% and 3.35%, respectively. Furthermore, as of March 31, 2023, our net borrowings on the line of credit have increased by $2,432,358 to $34,657,905 from $32,225,547 at March 31, 2022. This increase in borrowings is due to increased loan originations.

•	$68,551 increase in salaries and wages expense as a result of increased base salaries and wages for our office staff and executives. Furthermore, in June 2022, the Company executed employment contracts with its CEO and CFO, increasing their base salaries.

Income before Taxes

Income before taxes decreased by $220,940 to $79,748 for the three months ended March 31, 2023 from $300,688 for the three months ended March 31, 2022. This decrease was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $64,755 to $10,868 for the three months ended March 31, 2023 from $75,623 for the three months ended March 31, 2022. This decrease was primarily attributable to the decrease in taxable income.

Net Income

Net Income decreased by $156,185 to $68,880 for the three months ended March 31, 2023 from $225,065 for the three months ended March 31, 2022. This decrease was attributable to the $220,940 decrease in income before taxes related primarily to increased interest expense, partially offset by the $64,755 decrease in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of March 31, 2023

We had $260,492 of cash and a working capital surplus of $13,135,853 at March 31, 2023. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in premium finance contracts receivable and the line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with its lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025 and replaced the benchmark rate of the loan from 30-day LIBOR to 30-day SOFR (Secured Overnight Financing Rate). LIBOR will cease to be published after June 30, 2023. The terms of the amended line of include an interest rate based on the 30-day SOFR rate plus an applicable margin of 2.55% - 2.96%, with a minimum rate of 3.35%. The applicable margin is based on the Company’s ratio of total liabilities to tangible net worth. As of March 31, 2023, the Company’s applicable margin was 2.75%. We anticipate that the interest rate we pay on our revolving credit agreement may rise due to the recently adopted benchmark interest rate increases by the Federal Reserve Board. We believe that we will be able to pass along any interest rate increase on loans funded after the interest rate increase so that our net interest spread will not be materially affected. Furthermore, because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next 12 months.

During the three months ended March 31, 2023, the Company raised an additional $30,000 in subordinated notes payable – related parties and $25,000 in subordinated notes payable. The Company repaid $27,000 of notes payable – related parties and $242,000 of notes payable. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, the availability on the line of credit is paramount to fueling this growth. By securing its line of credit, the Company can expect to satisfy the cash requirements anticipated by its future growth. Coinciding with these goals, in February 2021, the Company entered into a contract with First Horizon Bank for a two-year $35,000,000 line of credit. In October 2021, the Company executed a loan amendment with this lender to increase its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended its maturity on its line of credit facility until November 30, 2025. The extended maturity provides stability for the Company’s future cash requirements.

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

Allowance for credit losses

We are subject to the risk of loss associated with our borrowers’ inability to fulfill their payment obligations, the risk that we will not collect sufficient unearned premium refunds on the cancelled policies on the defaulted loans to fully cover the unpaid loan principal and the risk that payments due us from insurance agents and brokers will not be paid.

The carrying amount of the Premium Finance Contracts (“Contracts”) is reduced by an allowance for credit losses that are maintained at a level which, in management’s judgment, is adequate to absorb losses inherent in the Contracts. The amount of the allowance is based upon management’s evaluation of the collectability of the Contracts, including the nature of the accounts, credit concentration, trends, and historical data, specific impaired Contracts, current and forecasted economic conditions, and other risks inherent in the Contracts. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recovery.

To estimate expected credit losses on loans that exhibit similar risk characteristics, the Company considers historical loss information (updated for current conditions and reasonable and supportable forecasts that affect the expected collectability of the amortized cost basis pool) using a loss-rate approach. The Company monitors the A.M. Best rating for insurance carriers whose policies are being financed as a factor of the quality of its contract receivables.

In addition, specific allowances are established for accounts past due over 120 days. Individual contracts are written off against the allowance when collection of the individual contracts appears doubtful. The collectability of outstanding and cancelled contracts is generally secured by collateral in the form of the unearned premiums on the underlying policies and accordingly historical losses are approximately 1% to 1.5% of the principal amount of loans made each year. The Company considers historical losses in determining the adequacy of the allowance for credit losses. The collectability of amounts due from agents is determined by the financial strength of the agency.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2023 (“2022 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended March 31, 2023, there have been no material changes in our risk factors disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	By-laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on May 2, 2022)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K filed on March 17, 2023)
10.1*	2019 Equity Incentive Plan.(Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(a)*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(b)*	Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*	Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)

10.6	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020. (Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.8	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.9	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K filed on March 17, 2023)
10.10	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K filed on March 17, 2023)
10.11	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.12	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)
10.13*	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.14*	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

 _____________________________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2023

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

