Form 10-Q
period 2023-06-30
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2023-08-04
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 2,905,016 shares of common stock issued and outstanding as of August 4, 2023.

Explanatory Note

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Form 10-Q”) contains certain financial statements and information for the six months ended June 30, 2022 filed by Standard Premium Finance Holdings, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 15, 2022.

In connection with preparing the Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2022 and 2021, the Company determined that it previously incorrectly classified its Increase/Decrease in Premium Finance Contracts Receivable as operating activities. Beginning in the third quarter of 2022, the Company adjusted its consolidated statements of cash flows to present Increase/Decrease in Premium Finance Contracts Receivable as investing activities in accordance with ASC 230, Statement of Cash Flows. The consolidated statement of cash flows for the six months ended June 30, 2022 contained in this Form 10-Q has been restated to reflect these adjustments to the presentation.

See Note 3 Adjustment to Statement of Cash Flows to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding the restated Consolidated Statement of Cash Flows information contained in this Form 10-Q.

i

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

STANDARD PREMIUM FINANCE HOLDINGS, INC.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED
JUNE 30, 2023 AND DECEMBER 31, 2022
AND JUNE 30, 2022

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

	June 30,	December 31,
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$147,800	$421,211
Premium finance contracts and related receivable, net of allowance for credit losses of $1,230,263 and $1,129,498 at June 30, 2023 and December 31, 2022, respectively	55,778,974	49,474,903
Prepaid expenses and other current assets	393,724	348,795
TOTAL CURRENT ASSETS	56,320,498	50,244,909

Property and equipment, net	98,424	103,591
Operating lease assets	139,465	196,407
Finance lease assets	45,292	51,920

OTHER ASSETS
Cash surrender value of life insurance	618,362	603,816
Deferred tax asset	317,000	288,164
TOTAL OTHER ASSETS	935,362	891,980

TOTAL ASSETS	$57,539,041	$51,488,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit, net	$38,032,709	$32,713,625
Drafts payable	2,861,946	1,827,884
Note payable - current portion	1,579,091	1,340,597
Note payable - stockholders and related parties - current portion	587,000	109,000
Payroll Protection Program loan - current portion	99,963	91,852
Operating lease obligation - current portion	90,597	122,554
Finance lease obligation - current portion	12,826	12,494
Accrued expenses and other current liabilities	1,492,045	1,317,699
TOTAL CURRENT LIABILITIES	44,756,177	37,535,705

LONG-TERM LIABILITIES
Note payable, net of current portion	5,127,922	5,946,324
Note payable - stockholders and related parties, net of current portion	1,341,000	1,816,000
Payroll Protection Program loan, net of current portion	77,649	123,924
Operating lease obligation, net of current portion	48,868	73,853
Finance lease obligation, net of current portion	34,062	40,559
TOTAL LONG-TERM LIABILITIES	6,629,501	8,000,660

TOTAL LIABILITIES	51,385,678	45,536,365

COMMITMENTS AND CONTINGENCIES (see Note 14)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized,
600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at June 30, 2023 and December 31, 2022	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 2,905,016 shares issued and outstanding at June 30, 2023 and December 31, 2022	2,905	2,905
Additional paid in capital	3,397,751	3,383,651
Retained earnings	2,752,541	2,565,720
TOTAL STOCKHOLDERS' EQUITY	6,153,363	5,952,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,539,041	$51,488,807

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

REVENUES
Finance charges	$1,976,002	$1,699,523	$3,713,946	$3,259,113
Late charges	241,479	250,008	488,708	478,338
Origination fees	90,958	93,451	184,589	188,127

TOTAL REVENUES	2,308,439	2,042,982	4,387,243	3,925,578

OPERATING COSTS AND EXPENSES

Interest expense	906,166	484,816	1,697,813	911,306
Salaries and wages	421,825	366,608	851,075	727,307
Commission expense	271,137	257,711	513,572	498,560
Provision for credit losses	154,928	271,144	346,781	439,249
Professional fees	78,013	88,331	165,833	194,133
Postage expense	28,811	28,686	56,689	54,052
Insurance expense	35,577	46,223	63,051	90,067
Other operating expenses	163,303	246,329	364,002	457,082

TOTAL COSTS AND EXPENSES	2,059,760	1,789,848	4,058,816	3,371,756

INCOME BEFORE INCOME TAXES	248,679	253,134	328,427	553,822

PROVISION FOR INCOME TAXES	72,638	67,781	83,506	143,404

NET INCOME	176,041	185,353	244,921	410,418

PREFERRED SHARE DIVIDENDS	(29,050)	(17,558)	(58,100)	(34,883)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$146,991	$167,795	$186,821	$375,535

Net income per share attributable to common stockholders
Basic	$0.05	$0.06	$0.06	$0.13
Diluted	$0.05	$0.05	$0.06	$0.12

Weighted average common shares outstanding
Basic	2,905,016	2,905,016	2,905,016	2,905,016
Diluted	3,246,005	3,129,657	3,311,067	3,129,657

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2021	99,000	$99	2,905,016	$2,905	$2,682,995	$1,848,780	$4,534,779

Series A Convertible Preferred Stock issued in exchange for note payable	2,000	2	—	—	19,998	—	20,000
Options issued for services	—	—	—	—	5,778	—	5,778
Dividends paid on preferred stock	—	—	—	—	—	(17,325)	(17,325)
Net income	—	—	—	—	—	225,065	225,065
BALANCE AT MARCH 31, 2022 (unaudited)	101,000	$101	2,905,016	$2,905	$2,708,771	$2,056,520	$4,768,297

Series A Convertible Preferred Stock issued for cash and exchange for note payable	65,000	65	—	—	649,935	—	650,000
Options issued for services	—	—	—	—	10,800	—	10,800
Dividends paid on preferred stock	—	—	—	—	—	(17,558)	(17,558)
Net income	—	—	—	—	—	185,353	185,353
BALANCE AT JUNE 30, 2022 (unaudited)	166,000	$166	2,905,016	$2,905	$3,369,506	$2,224,315	$5,596,892

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2022	166,000	$166	2,905,016	$2,905	$3,383,651	$2,565,720	$5,952,442

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	68,880	68,880
BALANCE AT MARCH 31, 2023 (unaudited)	166,000	$166	2,905,016	$2,905	$3,390,701	$2,605,550	$5,999,322

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	176,041	176,041
BALANCE AT JUNE 30, 2023 (unaudited)	166,000	$166	2,905,016	$2,905	$3,397,751	$2,752,541	$6,153,363

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
		(As Restated -
		See Note 3)
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$244,921	$410,418
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	12,515	10,322
Loss on disposal of property and equipment	—	2,167
Amortization of right to use asset - operating lease	56,942	50,931
Amortization of finance lease asset	6,628	6,628
Provision for credit losses	346,781	439,249
Amortization of loan origination fees	57,038	33,508
Options issued for services	14,100	5,778
Warrants issued for services	—	10,800
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	(44,929)	172,209
(Increase)/Decrease in deferred tax asset, net	(28,836)	3,000
Increase/(Decrease) in drafts payable	1,034,062	331,762
Increase/(Decrease) in accrued expenses and other current liabilities	174,346	(294,099)
Increase/(Decrease) in operating lease liability	(56,942)	(50,931)
Net cash provided by operating activities	1,816,626	1,131,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(6,650,852)	(4,358,311)
Payments made on cash surrender value of life insurance	(14,546)	(13,653)
Sale of property and equipment	—	4,500
Purchases of property and equipment	(7,348)	(24,800)
Net cash used in investing activities	(6,672,746)	(4,392,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	(153,264)
Proceeds of line of credit, net of repayments	5,262,046	3,285,079
Proceeds from notes payable	91,668	325,000
Repayment of notes payable	(671,576)	(236,000)
Proceeds from notes payable - stockholders and related parties	30,000	25,000
Repayment of notes payable - stockholders and related parties	(27,000)	(181,302)
Repayment of finance lease obligation	(6,165)	(5,851)
Repayment of PPP loan	(38,164)	—
Proceeds from sale of preferred stock	—	400,000
Dividends paid on Series A Convertible Preferred Stock	(58,100)	(34,883)
Net cash provided by financing activities	4,582,709	3,423,779

NET CHANGE IN CASH	(273,411)	163,257

CASH AT THE BEGINNING OF THE PERIOD	421,211	20,987

CASH AT THE END OF THE PERIOD	$147,800	$184,244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$36,041	$239,059
Interest paid	$1,652,987	$879,481
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt exchanged for Series A Convertible Preferred Stock	$—	$270,000

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

June 30, 2023

(unaudited)

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFH” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.

Standard Premium Finance Management Corporation (“SPFMC” or the “subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in twenty-nine states.

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

Cash and Cash Equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. There are no cash equivalents at June 30, 2023 and December 31, 2022.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

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

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from 3 to 12 monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of June 30, 2023 and December 31, 2022, the portfolio has an amortized cost basis of $58,205,806 and $51,525,950, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to a power of attorney contained in the finance contract. As of June 30, 2023, and December 31, 2022, the amount of unearned premium on open and cancelled contracts totaled $80,521,039 and $71,315,354, respectively. The annual percentage interest rates on new contracts averaged approximately 16.7% and 15.0% during the six months ended June 30, 2023 and 2022, respectively.

Allowance for Credit Losses

The carrying amount of the Premium Finance Contracts (“Contracts”) is reduced by an allowance for credit losses that are maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the Contracts. The amount of the allowance is based upon management’s evaluation of the collectability of the Contracts, including the nature of the accounts, credit concentration, trends, historical data, specific impaired Contracts, current and forecasted economic conditions, and other risks inherent in the Contracts. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recovery.

To estimate expected credit losses on loans that exhibit similar risk characteristics, the Company considers historical loss information (updated for current conditions and reasonable and supportable forecasts that affect the expected collectability of the amortized cost basis pool) using a loss-rate approach. The Company monitors the A.M. Best rating for insurance carriers whose policies are being financed as a factor of the quality of its contract receivables. As of June 30, 2023, and December 31, 2022, the Company did not expect any material degradation to the ratings of the insurance carriers it currently underwrites or anticipates underwriting in a way that would affect the allowance for credit losses.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $63,779 and $482,479 at June 30, 2023 and December 31, 2022, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the balance sheet:

	June 30, 2023 (unaudited)	December 31, 2022
Uninsured Balance	$63,779	$482,479
Plus: Insured balances	250,000	250,000
Plus: Balances at institutions that do not exceed FDIC limit	145,453	17,758
Less: Outstanding checks	(311,432)	(329,026)

Cash per Consolidated Balance Sheet	$147,800	$421,211

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 61% and 56% of the Company’s business activity is with customers located in Florida for 2023 and 2022, respectively. Approximately 10% and 14% of the Company’s business activity is with customers located in Georgia for 2023 and 2022, respectively. Approximately 12% and 14% of the Company's business activity is with customers located in North Carolina for 2023 and 2022, respectively. There were no other significant regional, industrial or group concentrations during the three months ended June 30, 2023 and 2022.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of June 30, 2023.

Tax returns are open to examination by taxing authorities for three years after filing. No income tax returns are currently under examination by taxing authorities. SPFMC and SPFH recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. SPFMC and SPFH did not have any accrued interest or penalties associated with uncertain tax positions as of June 30, 2023 and December 31, 2022.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic No. 718, “Stock Compensation,” which establishes the requirements for expensing equity awards. The Company measures and recognizes as compensation expense the fair value of all share-based payment awards based on estimated grant date fair values. Our stock-based compensation is issuances made to directors, executives, employees and consultants, which includes employee stock options related to our 2019 Equity Incentive Plan and stock warrants. The determination of fair value involves a number of significant estimates. We use the Black-Scholes option pricing model to estimate the value of employee stock options and stock warrants which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based expectations of future developments over the term of the option.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

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

For the six months ended June 30, 2023 and 2022, stock options to purchase 207,400 and 207,400 shares of common stock were outstanding, respectively, as described in Note 12. 93,700 of these options vested on March 1, 2021, 93,700 stock options vested on March 1, 2022, 10,000 stock options vested on June 29, 2023, and the remaining 10,000 stock options vest on June 29, 2024. The 197,400 vested stock options are considered dilutive and included in the calculation of diluted EPS at June 30, 2023 and 2022.

For the six months ended June 30, 2023 and 2022, stock warrants to purchase 1,035,000 and 1,035,000 shares of common stock were outstanding, respectively, as described in Note 12. All the stock warrants vested immediately. 635,000 warrants are considered dilutive and included in the calculation of diluted EPS and the remaining 400,000 warrants are “out-of-the-money” and excluded from the calculation of diluted EPS as of June 30, 2023 and 2022.

Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. This preferred stock is anti-dilutive as of June 30, 2023 and December 31, 2022, and excluded from diluted earnings per share.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place at June 30, 2023 and December 31, 2022 was $618,362 and $603,816, respectively.

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

The consolidated statement of cash flows for the six months ended June 30, 2022 has been restated to reflect these adjustments to the presentation. The following tables present the effects of the changes on the presentation of the previously reported consolidated statement of cash flows:

	Six Months Ended June 30, 2022
	As Previously Reported (i)	Restatement	As Restated
Net cash provided by (used in):
Operating activities: (ii)	$(3,226,569)	$4,358,311	$1,131,742
Investing activities	(33,953)	(4,358,311)	(4,392,264)

(i)	As reported in the Company's 2022 Form 10-Q filed with the SEC on August 15, 2022.
(ii)	Financial statement line impacted in operating activities was increase/(decrease) in premium finance contracts receivable.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

4. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

At June 30, 2023 and December 31, 2022, premium finance contract and agents’ receivable consists of the following:

Description	June 30, 2023	December 31, 2022
Insurance premium finance contracts outstanding	$52,802,001	$45,520,349
Insurance premium finance contracts cancelled	5,403,805	6,005,601
Insurance Premium finance contracts gross	58,205,806	51,525,950
Amounts due from agents	830,815	645,648
Less: Unearned interest	(2,027,384)	(1,567,197)
Insurance premium finance contracts net	57,009,237	50,604,401
Less: Allowance for credit losses	(1,230,263)	(1,129,498)

Total	$55,778,974	$49,474,903

The allowance for credit losses at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Allowance for premium finance contracts	$1,064,827	$1,000,000
Allowance for amounts due from agents	165,436	129,498

Activity in the allowance for credit losses for the six months ended June 30, 2023 and the year ended December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Balance at the beginning of the period	$1,129,498	$1,193,757
Current year additions to the allowance	719,000	1,347,475
Direct write-downs charged against the allowance	(775,478)	(1,513,814)
Recoveries of amounts previously charged off	157,243	102,080

Balance at the end of the period	$1,230,263	$1,129,498

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

4. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

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

	For the three months ended June 30,
	2023 (unaudited)	2022 (unaudited)
Current additions to the allowance	$320,000	$380,000
Less: Contra-revenues	(165,072)	(108,856)
Provision for credit losses	$154,928	$271,144

	For the six months ended June 30,
	2023 (unaudited)	2022 (unaudited)
Current additions to the allowance	$719,000	$715,000
Less: Contra-revenues	(372,219)	(275,751)
Provisions for credit losses	$346,781	$439,249

The aging analyses of past-due contract receivables as of June 30, 2023 and December 31, 2022 are as follows:

As of June 30, 2023	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$96,131	$48,459	$3,459	$8,443	$156,492	$52,645,509	$52,802,001
Cancelled	733,876	926,829	377,334	1,657,399	3,695,438	1,708,367	5,403,805
Total	$830,007	$975,288	$380,793	$1,665,842	$3,851,930	$54,353,876	$58,205,806

As of December 31, 2022	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$175,972	$61,678	$22,360	$11,270	$271,280	$45,249,069	$45,520,349
Cancelled	1,363,841	850,939	340,619	720,429	3,275,828	2,729,773	6,005,601
Total	$1,539,813	$912,617	$362,979	$731,699	$3,547,108	$47,978,842	$51,525,950

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

5. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	June 30, 2023
	(unaudited)	December 31, 2022

Computer Software	$26,207	$26,207
Automobile	128,614	128,614
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	69,841	62,494
Property and equipment, gross	355,746	348,399
Accumulated depreciation	(257,322)	(244,808)
Property and equipment, net	$98,424	$103,591

The Company recorded depreciation expense of $6,258 and $5,781, respectively for the three months ended June 30, 2023 and 2022. The Company recorded depreciation expense of $12,515 and $10,322, respectively for the six months ended June 30, 2023 and 2022.

6. Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company used its incremental borrowing rate of 5.25% for all operating leases as of June 30, 2023 and December 31, 2022. In September 2022, the Company renewed its secure facility lease as described below. In September 2022, the Company also entered into a new lease agreement for computer hardware as described below.

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

The weighted-average remaining lease term was 2.09 years and 2.40 years as of June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, the total lease cost was $31,382 and $28,194, respectively. For the six months ended June 30, 2023 and 2022, the total lease cost was $61,438 and $56,387, respectively.
14

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

6. Leases (Continued)

Leases	Classification	June 30, 2023 (unaudited)	December 31, 2022

Right-of-use assets	Operating lease assets	$139,465	$196,407
Server lease	Finance lease assets	45,292	51,920
Total lease assets		$184,757	$248,327

Current operating lease liability	Current operating lease liabilities	$90,597	$122,554
Non-current operating lease liability	Long-term operating lease liabilities	48,868	73,853
Total operating lease liabilities		$139,465	$196,407

Current finance lease liability	Current finance lease liabilities	$12,826	$12,494
Non-current finance lease liability	Long-term finance lease liabilities	34,062	40,559
Total finance lease liabilities		$46,888	$53,053

7. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date, on insurance premium finance contracts received by the Company prior to the reporting date. As of June 30, 2023 and December 31, 2022, the draft payable balances are $2,861,946 and $1,827,884, respectively.

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

At June 30, 2023 and December 31, 2022, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and two members of the Board of Directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.35-2.85% per annum (7.91% at June 30, 2023 and 6.87% at December 31, 2022). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day SOFR falls below 0.50%. As of June 30, 2023, the amount of principal outstanding on the line of credit was $38,083,393 and is reported on the consolidated balance sheet net of $50,684 of unamortized loan origination fees. As of December 31, 2022, the amount of principal outstanding on the line of credit was $32,821,347 and is reported on the consolidated balance sheet net of $107,722 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended June 30, 2023 and 2022 totaled approximately $711,000 and $270,000, respectively. Interest expense on this line

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

8. Line of Credit (Continued)

of credit for the six months ended June 30, 2023 and 2022 totaled approximately $1,297,000 and $528,000, respectively. The Company recorded amortized loan origination fees for the three months ended June 30, 2023 and 2022 of $28,519 and $11,650, respectively. The Company recorded amortized loan origination fees for the six months ended June 30, 2023 and 2022 of $57,038 and $33,508, respectively. The Company had availability on this line of credit of $4,889,826 as of June 30, 2023.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. Management believes it was in compliance with the applicable debt covenants as of June 30, 2023 and December 31, 2022.

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801 beginning on May 18, 2022. As of June 30, 2023 and December 31, 2022, the balance of the PPP loan is as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Total PPP loan	$177,612	$215,776
Less current maturities	(99,963)	(91,852)
Long-term portion of PPP loan	$77,649	$123,924

10. Notes Payable

At June 30, 2023 and December 31, 2022, the balances of long-term unsecured notes to unrelated parties are as follows:

	June 30, 2023
	(unaudited)	December 31, 2022
Total notes payable	$6,707,013	$7,286,921
Less current maturities	(1,579,091)	(1,340,597)

Long-term maturities	$5,127,922	$5,946,324

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

10. Notes Payable (Continued)

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through September 30, 2027. The maturity date of these notes automatically extends for periods of eight months to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $120,000 and $123,000 during the three months ended June 30, 2023 and 2022, respectively. Interest expense on these notes totaled approximately $248,000 and $251,000 during the six months ended June 30, 2023 and 2022, respectively. The Company received proceeds on these notes of $91,668 and $325,000 for the six months ended June 30, 2023 and 2022, respectively. The Company repaid principal on these notes of $671,576 and $236,000 for the six months ended June 30, 2023 and 2022, respectively. In April 2022, the Company exchanged $250,000 of these notes for 25,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

11. Notes Payable – Stockholders and Related Parties

At June 30, 2023 and December 31, 2022, the balances of long-term notes payable to stockholders and related parties are as follows:

	June 30, 2023
	(unaudited)	December 31, 2022
Total notes payable - Related parties	$1,928,000	$1,925,000
Less current maturities	(587,000)	(109,000)

Long-term maturities	$1,341,000	$1,816,000

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2026. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $40,000 and $41,000 during the three months ended June 30, 2023 and 2022, respectively. Interest expense on these notes totaled approximately $79,000 and $80,000 during the six months ended June 30, 2023 and 2022, respectively. The Company received proceeds on these notes of $30,000 and $25,000 for the six months ended June 30, 2023 and 2022, respectively. The Company repaid principal on these notes of $27,000 and $181,032 for the six months ended June 30, 2023 and 2022, respectively. In January 2022, the Company exchanged $20,000 of these notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

12. Equity

Preferred Stock

As of June 30, 2023, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

12. Equity (Continued)

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of June 30, 2023, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended June 30, 2023 and 2022, the Board of Directors has declared and paid dividends on the preferred stock of $29,050 and $17,558, respectively. During the six months ended June 30, 2023 and 2022, the Board of Directors has declared and paid dividends on the preferred stock of $58,100 and $34,883, respectively. As of both June 30, 2023 and December 31, 2022, preferred dividends are in arrears by $29,050.

December 31, 2021 dividends in arrears were declared and paid in January 2022. March 31, 2022 dividends in arrears were declared and paid in April 2022. June 30, 2022 dividends in arrears were declared and paid in July 2022. September 30, 2022 dividends in arrears were declared and paid in October 2022. December 31, 2022 dividends in arrears were declared and paid in January 2023. March 31, 2023 dividends in arrears were declared and paid in April 2023. June 30, 2023 dividends in arrears were declared and paid in July 2023.

In January 2022, the Company exchanged $20,000 of its notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. On April 30, 2022, the Company issued 65,000 shares of Series A Convertible Preferred Stock for $400,000 cash and exchanged for $250,000 of its notes payable at a price of $10.00 per share. There were no gains or losses on these exchanges.

Common Stock

As of both June 30, 2023 and December 31, 2022, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Corporation’s common stock. The following table summarizes information about employee stock options outstanding at June 30, 2023:

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

12. Equity (Continued)

A summary of information regarding the stock options outstanding is as follows:

	Outstanding Options			Vested Options
Exercise Price	Number Outstanding at June 30, 2023	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2023	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.80	187,400	6.67	$0.80	187,400	6.67	$0.80
$4.50	10,000	9.00	4.50	5,000	9.00	4.50
$4.95	10,000	4.00	4.95	5,000	4.00	4.95
Total options	207,400	6.65	$1.18	197,400	6.66	$1.00

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2022	207,400	$1.18	7.15 years	$1,091,236
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2023	207,400	$1.18	6.65 years	$780,236
Exercisable at June 30, 2023	197,400	$1.00	6.66 years	$778,036

On March 1, 2020, 187,400 of the above options were granted to designated Officers and employees. Half of those options vested on March 1, 2021 and the other half vested on March 1, 2022. On June 29, 2022 20,000 of the above options were granted to designated Officers. Half of these options vested on June 29, 2023 and the other half vest on June 29, 2024. During the three months ended June 30, 2023 and 2022, the Company recognized $7,050 and $0, respectively, of stock option expense. During the six months ended June 30, 2023 and 2022, the Company recognized $14,100 and $5,778, respectively, of stock option expense.

The fair value of the stock options originated in 2022 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	$4.50 Strike	$4.95 Strike
(1) dividend yield of	0%	0%
(2) expected volatility of	50%	50%
(3) risk-free interest rate of	3.10%	3.10%
(4) expected life of	10 years	5 years
(5) estimated fair value	$4.50	$4.50

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

12. Equity (Continued)

Stock Warrants

On April 1, 2020, the Company issued 800,000 of previously authorized warrants for the purchase of common stock that are split into two classes of warrants. The 400,000 Class W4 warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. The 400,000 Class W12 warrants are issued at $.001 Par Value and are exercisable at a strike price of $12 for a period of five (5) years. On June 11, 2021, the Company issued 175,000 previously authorized warrants for the purchase of common stock. The 175,000 Class W4A warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. On June 1, 2022 the Company issued 60,000 of previously authorized warrants for the purchase of common stock. The 60,000 Class W4A warrants are issued at $.0001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2022	1,035,000	$7.09	2.6 years	$1,549,400
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2023	1,035,000	$7.09	2.08 years	$596,900
Exercisable at June 30, 2023	1,035,000	$7.09	2.08 years	$596,900

The above outstanding warrants were issued on June 1, 2022, June 11, 2021 and April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $10,800, $9,275 and $27,200 on the grant date, respectively. The warrants vested immediately. During the three months ended June 30, 2023 and 2022, the Company recognized $0 and $10,800, respectively, of stock warrant expense. During the six months ended June 30, 2023 and 2022, the Company recognized $0 and $10,800, respectively, of stock warrant expense.

The fair value of the stock options originated in 2022 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Grant Date
(1) dividend yield of	0%
(2) expected volatility of	50%
(3) risk-free interest rate of	2.94%
(4) expected life of	5 years
(5) estimated fair value	$1.17

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

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

Notes payable

As discussed in Note 11, the Company has been loaned funds by its shareholders. As of June 30, 2023 and December 31, 2022, the amounts advanced were $1,928,000 and $1,925,000, respectively.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2023 (unaudited)

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

15. Subsequent Events

In July 2023, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

In July 2023, the Company repaid $32,000 of notes payable.

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

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is licensed to finance insurance premiums in twenty-nine states. We intend to continue to expand our market into new states as part of our organic growth trend. Loans are originated primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 66% ($38,032,709) of its capital and total liabilities as of June 30, 2023. As of June 30, 2023, the Company’s subordinated notes payable and PPP loan represented approximately 15% ($8,812,625) of the Company’s capital and total liabilities, operating liabilities provide approximately 8% ($4,540,344) of the Company’s capital and total liabilities, preferred equity provides approximately 3% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common paid-in capital represents the remaining 8% ($4,493,363) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended June 30,
	2023 (unaudited)	2022 (unaudited)
Gross Revenue	$2,308,439	$2,042,982
Originations	$32,191,554	$29,869,917
Interest Earned Rate	16.96%	15.10%
Cost of Funds Rate, Gross	7.74%	4.61%
Cost of Funds Rate, Net	6.05%	3.46%
Reserve Ratio	1.90%	1.97%
Provision Rate	0.48%	0.91%
Return on Assets	1.06%	1.35%
Return on Equity	13.31%	18.38%

	As of or for the Six Months Ended June 30,
	2023 (unaudited)	2022 (unaudited)
Gross Revenue	$4,387,243	$3,925,578
Originations	$63,101,588	$58,987,768
Interest Earned Rate	16.72%	14.96%
Cost of Funds Rate, Gross	7.55%	4.33%
Cost of Funds Rate, Net	5.66%	3.25%
Reserve Ratio	1.90%	1.97%
Provision Rate	0.55%	0.74%
Return on Assets	0.69%	1.49%
Return on Equity	8.51%	20.08%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended June 30, 2023 Compared to the Three Months ended June 30. 2022

Revenue

Revenue increased by 13.0% overall or $265,457 to $2,308,439 for the three months ended June 30, 2023 from $2,042,982 for the three months ended June 30, 2022. The increase in revenue was primarily due to a 16.3% or $276,479 increase in finance charges. Revenue from finance charges comprised 85.6% and 83.2% of overall revenue for the three months ended June 30, 2023 and 2022, respectively.

During the three months ended June 30, 2023 compared to the three months ended June 30, 2022, the company financed an additional $2,321,637 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Although the Company increased amounts financed, the total quantity of loan originations remained stable for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expense

Expenses increased by 15.1% or $269,912 to $2,059,760 for the three months ended June 30, 2023 from $1,789,848 for the three months ended June 30, 2022.

The increase in expenses was primarily due to increases in the following categories:

•	$421,350 increase in interest expense as a result of increases in the line of credit interest rate. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022 and 2023, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month SOFR with a minimum rate of 3.35%. As of June 30, 2023 and 2022, our line of credit’s interest rate was quoted at 7.91% and 3.91%, respectively. Furthermore, as of June 30, 2023, our net borrowings on the line of credit have increased by $4,237,747 to $38,032,709 from $33,794,962 at June 30, 2022. This increase in borrowings is due to increased loan originations.
•	$55,217 increase in salaries and wages expense as a result of increased base salaries and wages for our office staff and executives. Furthermore, in June 2022, the Company executed employment contracts with its CEO and CFO, increasing their base salaries.

The increase in expenses was offset by decreases in the following categories:

•	$116,216 decrease in the provision for credit losses as a result of a greater proportion of our gross monthly write-offs being related to contra-revenues rather than principal balances. These contra-revenues are primarily write-offs of deferred interest, whereas credit losses relate to write-offs of principal balances. We maintained consistent allowance practices throughout 2023, which kept the reserves adequate for the size of the growing loan receivable portfolio.
•	$83,026 decrease in other operating expenses primarily as a result of a decrease in profit sharing accruals. During the second quarter of 2023, the Company began offering a 401(k) plan with an employer match as an additional benefit to its employees. As a result, the Company transferred the profit-sharing portfolio to the individual employees and began making matching contributions in June 2023. Furthermore, the Company faced a few general decreases in other expenses during the three months ended June 30, 2023 as compared to June 30, 2022.

Income before Taxes

Income before taxes decreased by $4,455 to $248,679 for the three months ended June 30, 2023 from $253,134 for the three months ended June 30, 2022. This decrease was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $4,857 to $72,638 for the three months ended June 30, 2023 from $67,781 for the three months ended June 30, 2022. This increase was primarily attributable to an increase in taxable income.

Net Income

Net Income decreased by $9,312 to $176,041 for the three months ended June 30, 2023 from $185,353 for the three months ended June 30, 2022. This decrease was attributable to the $4,455 decrease in income before taxes related primarily to increased interest expense and the $4,857 increase in the provision for income taxes.

Results of Operations for the Six Months ended June 30, 2023 Compared to the Six Months ended June 30. 2022

Revenue

Revenue increased by 11.80% overall or $461,665 to $4,387,243 for the six months ended June 30, 2023 from $3,925,578 for the six months ended June 30, 2022. The increase in revenue was primarily due to a 14.0% or $454,833 increase in finance charges. Revenue from finance charges comprised 84.7% and 83.0% of overall revenue for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023 compared to the six months ended June 30, 2022, the company financed an additional $4,113,820 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Although the Company increased amounts financed, the total quantity of loan originations remained stable for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expense

Expenses increased by 20.4% or $687,060 to $4,058,816 for the six months ended June 30, 2023 from $3,371,756 for the six months ended June 30, 2022.

The increase in expenses was primarily due to increases in the following categories:

•	$786,507 increase in interest expense as a result of increases in the line of credit interest rate. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022 and 2023, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month SOFR with a minimum rate of 3.35%. As of June 30, 2023 and 2022, our line of credit’s interest rate was quoted at 7.91% and 3.91%, respectively. Furthermore, as of June 30, 2023, our net borrowings on the line of credit have increased by $4,237,747 to $38,032,709 from $33,794,962 at June 30, 2022. This increase in borrowings is due to increased loan originations.
•	$123,768 increase in salaries and wages expense as a result of increased base salaries and wages for our office staff and executives. Furthermore, in June 2022, the Company executed employment contracts with its CEO and CFO, increasing their base salaries.

The increase in expenses was offset by decreases in the following categories:

•	$92,468 decrease in the provision for credit losses as a result of a greater proportion of our gross monthly write-offs being related to contra-revenues rather than principal balances. These contra-revenues are primarily write-offs of deferred interest, whereas credit losses relate to write-offs of principal balances. We maintained consistent allowance practices throughout 2023, which kept the reserves adequate for the size of the growing loan receivable portfolio.
•	$93,080 decrease in other operating expenses primarily as a result of a decrease in profit sharing accruals. During the second quarter of 2023, the Company began offering a 401(k) plan with an employer match as an additional benefit to its employees. As a result, the Company transferred the profit-sharing portfolio to the individual employees and began making matching contributions in June 2023. Furthermore, the Company faced a few general decreases in other expenses during the six months ended June 30, 2023 as compared to June 30, 2022.

•	$28,300 decrease in professional fees primarily as a result of a reduction in one-time consulting fees related to the initial trading on the OTCQX Best Market as well as a reduction in programming fees for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
•	$27,016 decrease in insurance expense primarily related to a decrease in the premiums of the employee health insurance plan for the six months ended June 30, 2023 as compared to June 30, 2022.

Income before Taxes

Income before taxes decreased by $225,395 to $328,427 for the six months ended June 30, 2023 from $553,822 for the six months ended June 30, 2022. This decrease was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $59,898 to $83,506 for the six months ended June 30, 2023 from $143,404 for the six months ended June 30, 2022. This decrease was primarily attributable to an decrease in taxable income.

Net Income

Net Income decreased by $165,497 to $244,921 for the six months ended June 30, 2023 from $410,418 for the six months ended June 30, 2022. This decrease was attributable to the $225,395 decrease in income before taxes related primarily to increased interest expense offset by the $59,898 decrease in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of June 30, 2023

We had $147,800 of cash and a working capital surplus of $11,564,321 at June 30, 2023. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in premium finance contracts receivable and the line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with its lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025 and replaced the benchmark rate of the loan from 30-day LIBOR to 30-day SOFR (Secured Overnight Financing Rate). LIBOR will cease to be published after June 30, 2023. The terms of the amended line of include an interest rate based on the 30-day SOFR rate plus an applicable margin of 2.55% - 2.96%, with a minimum rate of 3.35%. The applicable margin is based on the Company’s ratio of total liabilities to tangible net worth. As of June 30, 2023, the Company’s applicable margin was 2.75%. We anticipate that the interest rate we pay on our revolving credit agreement may rise due to the recently adopted benchmark interest rate increases by the Federal Reserve Board. We believe that we will be able to pass along any interest rate increase on loans funded after the interest rate increase so that our net interest spread will not be materially affected. Furthermore, because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next 12 months.

During the six months ended June 30, 2023, the Company raised an additional $30,000 in subordinated notes payable – related parties and $91,668 in subordinated notes payable. The Company repaid $27,000 of notes payable – related parties and $671,576 of notes payable. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2023 (“2022 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended June 30, 2023, there have been no material changes in our risk factors disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation . (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	By-laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on May 2, 2022)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K filed on March 17, 2023)
10.1*	2019 Equity Incentive Plan.(Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3*

Form of Warrant to Purchase Common Stock. $4.00

Form of Warrant to Purchase Common Stock $12.00 (Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*	Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.6	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020. (Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.8	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.9	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K filed on March 17, 2023)
10.10	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K filed on March 17, 2023)
10.11*	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.12*	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-K filed on March 31, 2021)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

 _____________________________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2023

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

