Form 10-Q
period 2023-09-30
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2023-11-14
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

There were 2,905,016 shares of common stock issued and outstanding as of November 14, 2023.

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

STANDARD PREMIUM FINANCE HOLDINGS, INC.

 i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022
AND SEPTEMBER 30, 2022

 ii

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$421,211
Premium finance contracts and related receivable, net of allowance for credit losses of $1,396,616 and $1,129,498 at September 30, 2023 and December 31, 2022, respectively	59,756,759	49,474,903
Prepaid expenses and other current assets	261,007	348,795
TOTAL CURRENT ASSETS	60,017,766	50,244,909

Property and equipment, net	93,573	103,591
Operating lease assets	110,429	196,407
Finance lease assets	41,978	51,920

OTHER ASSETS
Cash surrender value of life insurance	642,274	603,816
Deferred tax asset	363,000	288,164
TOTAL OTHER ASSETS	1,005,274	891,980

TOTAL ASSETS	$61,269,020	$51,488,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$34,390	$—
Line of credit, net	41,451,574	32,713,625
Drafts payable	3,006,822	1,827,884
Note payable - current portion	2,068,750	1,340,597
Note payable - stockholders and related parties - current portion	725,000	109,000
Payroll Protection Program loan - current portion	92,551	91,852
Operating lease obligation - current portion	70,723	122,554
Finance lease obligation - current portion	12,995	12,494
Accrued expenses and other current liabilities	1,483,780	1,317,699
TOTAL CURRENT LIABILITIES	48,946,585	37,535,705

LONG-TERM LIABILITIES
Note payable, net of current portion	4,596,263	5,946,324
Note payable - stockholders and related parties, net of current portion	1,353,000	1,816,000
Payroll Protection Program loan, net of current portion	54,424	123,924
Operating lease obligation, net of current portion	39,706	73,853
Finance lease obligation, net of current portion	30,749	40,559
TOTAL LONG-TERM LIABILITIES	6,074,142	8,000,660

TOTAL LIABILITIES	55,020,727	45,536,365

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized,
600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at September 30, 2023 and December 31, 2022	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 2,905,016 shares issued and outstanding at September 30, 2023 and December 31, 2022	2,905	2,905
Additional paid in capital	3,404,801	3,383,651
Retained earnings	2,840,421	2,565,720
TOTAL STOCKHOLDERS' EQUITY	6,248,293	5,952,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,269,020	$51,488,807

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUES
Finance charges	$2,237,445	$1,749,150	$5,951,391	$5,008,263
Late charges	267,111	273,756	755,819	752,094
Origination fees	89,803	94,210	274,393	282,337

TOTAL REVENUES	2,594,359	2,117,116	6,981,603	6,042,694

OPERATING COSTS AND EXPENSES

Interest	1,027,037	641,795	2,724,850	1,553,101
Salaries and wages	455,764	423,521	1,306,839	1,150,828
Commissions	309,259	264,365	822,831	762,925
Provision for credit losses	284,393	197,573	631,174	636,822
Professional fees	71,986	95,852	237,819	289,985
Postage	30,527	27,161	87,217	81,213
Insurance	23,920	33,552	86,971	123,619
Other operating expenses	236,979	224,384	600,981	681,466

TOTAL COSTS AND EXPENSES	2,439,865	1,908,203	6,498,682	5,279,959

INCOME BEFORE INCOME TAXES	154,494	208,913	482,921	762,735

PROVISION FOR INCOME TAXES	37,564	54,188	121,070	197,592

NET INCOME	116,930	154,725	361,851	565,143

PREFERRED SHARE DIVIDENDS	(29,050)	(25,258)	(87,150)	(60,141)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$87,880	$129,467	$274,701	$505,002

Net income per share attributable to common stockholders
Basic	$0.03	$0.04	$0.09	$0.17
Diluted	$0.03	$0.04	$0.08	$0.15

Weighted average common shares outstanding
Basic	2,905,016	2,905,016	2,905,016	2,905,016
Diluted	3,258,893	3,454,321	3,295,226	3,454,321

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2022	166,000	$166	2,905,016	$2,905	$3,383,651	$2,565,720	$5,952,442

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	68,880	68,880
BALANCE AT MARCH 31, 2023 (unaudited)	166,000	$166	2,905,016	$2,905	$3,390,701	$2,605,550	$5,999,322

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	176,041	176,041
BALANCE AT JUNE 30, 2023 (unaudited)	166,000	$166	2,905,016	$2,905	$3,397,751	$2,752,541	$6,153,363

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	116,930	116,930
BALANCE AT SEPTEMBER 30, 2023 (unaudited)	166,000	$166	2,905,016	$2,905	$3,404,801	$2,840,421	$6,248,293

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2021	99,000	$99	2,905,016	$2,905	$2,682,995	$1,848,780	$4,534,779

Series A Convertible Preferred Stock issued in exchange for note payable	2,000	2	—	—	19,998	—	20,000
Options issued for services	—	—	—	—	5,778	—	5,778
Dividends paid on preferred stock	—	—	—	—	—	(17,325)	(17,325)
Net income	—	—	—	—	—	225,065	225,065
BALANCE AT MARCH 31, 2022 (unaudited)	101,000	$101	2,905,016	$2,905	$2,708,771	$2,056,520	$4,768,297

Series A Convertible Preferred Stock issued for cash and exchanged for note payable	65,000	65	—	—	649,935	—	650,000
Options issued for services	—	—	—	—	10,800	—	10,800
Dividends paid on preferred stock	—	—	—	—	—	(17,558)	(17,558)
Net income	—	—	—	—	—	185,353	185,353
BALANCE AT JUNE 30, 2022 (unaudited)	166,000	$166	2,905,016	$2,905	$3,369,506	$2,224,315	$5,596,892

Options issued for services	—	—	—	—	7,050	—	7,050
Paid-in capital	—	—	—	—	45	—	45
Dividends paid on preferred stock	—	—	—	—	—	(25,258)	(25,258)
Net income	—	—	—	—	—	154,725	154,725
BALANCE AT SEPTEMBER 30, 2022 (unaudited)	166,000	$166	2,905,016	$2,905	$3,376,601	$2,353,782	$5,733,454

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$361,851	$565,143
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Depreciation	19,139	16,103
Loss on disposal of property and equipment	—	2,167
Amortization of right to use asset - operating lease	85,978	75,668
Amortization of finance lease asset	9,942	9,942
Provision for credit losses	631,174	636,822
Amortization of loan origination fees	85,557	45,158
Options issued for services	21,150	12,828
Warrants issued for services	—	10,800
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	87,788	338,538
(Increase)/Decrease in deferred tax asset, net	(74,836)	3,000
Increase/(Decrease) in drafts payable	1,178,938	205,862
Increase/(Decrease) in accrued expenses and other current liabilities	166,081	(174,336)
Increase/(Decrease) in operating lease liability	(85,978)	(75,668)
Net cash provided by operating activities	2,486,784	1,672,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(10,913,030)	(6,639,858)
Payments made on cash surrender value of life insurance	(38,458)	(36,210)
Sale of property and equipment	—	4,500
Purchases of property and equipment	(9,121)	(24,800)
Net cash used in investing activities	(10,960,609)	(6,696,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	34,390	(153,264)
Proceeds of line of credit, net of repayments	8,652,392	4,842,103
Proceeds from notes payable	91,668	505,000
Repayment of notes payable	(713,576)	(236,000)
Proceeds from notes payable - stockholders and related parties	180,000	25,000
Repayment of notes payable - stockholders and related parties	(27,000)	(181,302)
Repayment of finance lease obligation	(9,309)	(8,834)
Paid-in capital	—	45
Repayment of PPP loan	(68,801)	(32,405)
Proceeds from sale of preferred stock	—	400,000
Dividends paid on Series A Convertible Preferred Stock	(87,150)	(60,141)
Net cash provided by financing activities	8,052,614	5,100,202

NET CHANGE IN CASH	(421,211)	75,861

CASH AT THE BEGINNING OF THE PERIOD	421,211	20,987

CASH AT THE END OF THE PERIOD	$—	$96,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$75,546	$296,059
Interest paid	$2,648,253	$1,475,440
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt exchanged for Series A Convertible Preferred Stock	$—	$270,000
Operating lease assets obtained in exchange for lease liabilities	$—	$71,038

See accompanying notes to the consolidated financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

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

Cash, Cash Equivalents, and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. There are no cash equivalents at September 30, 2023 and December 31, 2022.

The Company experienced a cash overdraft of $34,390 in its primary group of bank accounts as of September 30, 2023. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize avoidable interest charges.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

The provisions of Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”) provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. ASC 606 requires revenue to be recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for services that are distinct and accounted for as separate performance obligations. In such cases, revenue would be recognized at the time of delivery or over time for each performance of service. However, ASC 606 exempts items under ASC 835-30 and ASC 310-20 (i.e., finance charges, late charges and origination fee income for the Company).

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from 3 to 12 monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of September 30, 2023 and December 31, 2022, the portfolio has an amortized cost basis of $62,517,673 and $51,525,950, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to a power of attorney contained in the finance contract. As of September 30, 2023, and December 31, 2022, the amount of unearned premium on open and cancelled contracts totaled $85,872,295 and $71,315,354, respectively. The annual percentage interest rates on new contracts averaged approximately 16.8% and 15.6% during the nine months ended September 30, 2023 and 2022, respectively.

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

To estimate expected credit losses on loans that exhibit similar risk characteristics, the Company considers historical loss information (updated for current conditions and reasonable and supportable forecasts that affect the expected collectability of the amortized cost basis pool) using a loss-rate approach. The Company monitors the A.M. Best rating for insurance carriers whose policies are being financed as a factor of the quality of its contract receivables. As of September 30, 2023, and December 31, 2022, the Company did not expect any material degradation to the ratings of the insurance carriers it currently underwrites or anticipates underwriting in a way that would affect the allowance for credit losses.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $97,117 and $482,479 at September 30, 2023 and December 31, 2022, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the balance sheet:

	September 30, 2023 (unaudited)	December 31, 2022
Uninsured Balance	$97,117	$482,479
Plus: Insured balances	250,000	250,000
Plus: Balances at institutions that do not exceed FDIC limit	82,318	17,758
Less: Outstanding checks	(463,825)	(329,026)

Cash (overdraft) per Consolidated Balance Sheet	$(34,390)	$421,211

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

Approximately 61% and 57% of the Company’s business activity is with customers located in Florida for 2023 and 2022, respectively. Approximately 11% and 13% of the Company’s business activity is with customers located in Georgia for 2023 and 2022, respectively. Approximately 12% and 13% of the Company's business activity is with customers located in North Carolina for 2023 and 2022, respectively. There were no other significant regional, industrial or group concentrations during the nine months ended September 30, 2023 and 2022.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of September 30, 2023.

Tax returns are open to examination by taxing authorities for three years after filing. No income tax returns are currently under examination by taxing authorities. SPFMC and SPFH recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. SPFMC and SPFH did not have any accrued interest or penalties associated with uncertain tax positions as of September 30, 2023 and December 31, 2022.

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

September 30, 2023

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

For the nine months ended September 30, 2023 and 2022, stock options to purchase 207,400 and 207,400 shares of common stock were outstanding, respectively, as described in Note 11. 93,700 of these options vested on March 1, 2021, 93,700 stock options vested on March 1, 2022, 10,000 stock options vested on June 29, 2023, and the remaining 10,000 stock options vest on June 29, 2024. The 197,400 vested stock options are considered dilutive and included in the calculation of diluted EPS at September 30, 2023 and 2022.

For the nine months ended September 30, 2023 and 2022, stock warrants to purchase 1,035,000 and 1,035,000 shares of common stock were outstanding, respectively, as described in Note 11. All the stock warrants vested immediately. 635,000 warrants are considered dilutive and included in the calculation of diluted EPS and the remaining 400,000 warrants are “out-of-the-money” and excluded from the calculation of diluted EPS as of September 30, 2023 and 2022.

Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. This preferred stock is anti-dilutive as of September 30, 2023 and December 31, 2022, and excluded from diluted earnings per share.

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

September 30, 2023

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place at September 30, 2023 and December 31, 2022 was $642,274 and $603,816, respectively.

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

At September 30, 2023 and December 31, 2022, premium finance contract and agents’ receivable consists of the following:

Description	September 30, 2023	December 31, 2022
Insurance premium finance contracts outstanding	$57,281,104	$45,520,349
Insurance premium finance contracts cancelled	5,236,569	6,005,601
Insurance Premium finance contracts gross	62,517,673	51,525,950
Amounts due from agents	802,145	645,648
Less: Unearned interest	(2,166,443)	(1,567,197)
Insurance premium finance contracts net	61,153,375	50,604,401
Less: Allowance for credit losses	(1,396,616)	(1,129,498)

Total	$59,756,759	$49,474,903

The allowance for credit losses at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Allowance for premium finance contracts	$1,231,180	$1,000,000
Allowance for amounts due from agents	165,436	129,498

Total allowance for credit losses	$1,396,616	$1,129,498

The allowance for credit losses at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Balance at the beginning of the period	$1,129,498	$1,193,757
Current year additions to the allowance	1,181,000	1,347,475
Direct write-downs charged against the allowance	(1,159,208)	(1,513,814)
Recoveries of amounts previously charged off	245,326	102,080

Balance at the end of the period	$1,396,616	$1,129,498

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

	For the three months ended September 30,
	2023 (unaudited)	2022 (unaudited)
Current additions to the allowance	$462,000	$360,000
Less: Contra-revenues	(177,607)	(162,427)
Provision for credit losses	$284,393	$197,573

	For the nine months ended September 30,
	2023 (unaudited)	2022 (unaudited)
Current additions to the allowance	$1,181,000	$1,075,000
Less: Contra-revenues	(549,826)	(438,178)
Provision for credit losses	$631,174	$636,822

The aging analyses of past-due contract receivables as of September 30, 2023 and December 31, 2022 are as follows:

				Greater
As of September 30, 2023	30–59 Days	60–89 Days	90-119 Days	Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$280,421	$33,829	$131	$3,050	$317,431	$56,963,673	$57,281,104
Cancelled	793,334	556,671	451,475	1,937,915	3,739,395	1,497,174	5,236,569
Total	$1,073,755	$590,500	$451,606	$1,940,965	$4,056,826	$58,460,847	$62,517,673

				Greater
As of December 31, 2022	30–59 Days	60–89 Days	90-119 Days	Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$175,972	$61,678	$22,360	$11,270	$271,280	$45,249,069	$45,520,349
Cancelled	1,363,841	850,939	340,619	720,429	3,275,828	2,729,773	6,005,601
Total	$1,539,813	$912,617	$362,979	$731,699	$3,547,108	$47,978,842	$51,525,950

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	September 30, 2023
	(unaudited)	December 31, 2022

Computer Software	$26,207	$26,207
Automobile	128,614	128,614
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	71,615	62,494
Property and equipment, gross	357,520	348,399
Accumulated depreciation	(263,947)	(244,808)
Property and equipment, net	$93,573	$103,591

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

4. Property and Equipment, Net (Continued)

The Company recorded depreciation expense of $6,625 and $5,781, respectively for the three months ended September 30, 2023 and 2022. The Company recorded depreciation expense of $19,139 and $16,103, respectively for the nine months ended September 30, 2023 and 2022.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company used its incremental borrowing rate of 5.25% for all operating leases as of September 30, 2023 and December 31, 2022. In September 2022, the Company renewed its secure facility lease as described below. In September 2022, the Company also entered into a new lease agreement for computer hardware as described below.

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

The weighted-average remaining lease term was 1.99 years and 2.40 years as of September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, the total lease cost was $31,341 and $28,051, respectively. For the nine months ended September 30, 2023 and 2022, the total lease cost was $92,779 and $85,610, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

		September 30, 2023
Leases	Classification	(unaudited)	December 31, 2022

Right-of-use assets	Operating lease assets	$110,429	$196,407
Server lease	Finance lease assets	41,978	51,920
Total lease assets		$152,407	$248,327

Current operating lease liability	Current operating lease liabilities	$70,723	$122,554
Non-current operating lease liability	Long-term operating lease liabilities	39,706	73,853
Total operating lease liabilities		$110,429	$196,407

Current finance lease liability	Current finance lease liabilities	$12,995	$12,494
Non-current finance lease liability	Long-term finance lease liabilities	30,749	40,559
Total finance lease liabilities		$43,744	$53,053

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date on insurance premium finance contracts received by the Company prior to the reporting date. As of September 30, 2023 and December 31, 2022, the draft payable balances are $3,006,822 and $1,827,884, respectively.

7. Line of Credit

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

At September 30, 2023 and December 31, 2022, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and two members of the Board of Directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.35-2.85% per annum (8.08% at September 30, 2023 and 6.87% at December 31, 2022). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day SOFR falls below 0.50%. As of September 30, 2023, the amount of principal outstanding on the line of credit was $41,473,739 and is reported on the consolidated balance sheet net of $22,165 of unamortized loan origination fees. As of December 31, 2022, the amount of principal outstanding on the line of credit was $32,821,347 and is reported on the consolidated balance sheet net of $107,722 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended September 30, 2023 and 2022 totaled approximately $837,000 and $452,000, respectively. Interest expense on this line of credit for the nine months ended September 30, 2023 and 2022 totaled approximately $2,134,000 and $980,000, respectively. The Company recorded amortized loan origination fees for the three months ended September 30, 2023 and 2022 of $28,519 and $11,650, respectively. The Company recorded amortized loan origination fees for the nine months ended September 30, 2023 and 2022 of $85,557 and $45,158, respectively. The Company had availability on this line of credit of $3,526,261 as of September 30, 2023.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

7. Line of Credit (Continued)

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. In November 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default as of September 30, 2023. Management believes it was in compliance with the applicable debt covenants as of December 31, 2022.

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801 beginning on May 18, 2022. As of September 30, 2023 and December 31, 2022, the balance of the PPP loan is as follows:

	September 30, 2023 (unaudited)	December 31, 2022
Total PPP loan	$146,975	$215,776
Less current maturities	(92,551)	(91,852)
Long-term portion of PPP loan	$54,424	$123,924

9. Notes Payable

At September 30, 2023 and December 31, 2022, the balances of long-term unsecured notes to unrelated parties are as follows:

	September 30, 2023
	(unaudited)	December 31, 2022
Total notes payable	$6,665,013	$7,286,921
Less current maturities	(2,068,750)	(1,340,597)

Long-term maturities	$4,596,263	$5,946,324

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

 9. Notes Payable (Continued)

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2027. The maturity date of these notes automatically extends for periods of eight months to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $120,000 and $126,000 during the three months ended September 30, 2023 and 2022, respectively. Interest expense on these notes totaled approximately $368,000 and $377,000 during the nine months ended September 30, 2023 and 2022, respectively. The Company received proceeds on these notes of $91,668 and $505,000 during the nine months ended September 30, 2023 and 2022, respectively. The Company repaid principal on these notes of $713,576 and $236,000 during the nine months ended September 30, 2023 and 2022, respectively. In April 2022, the Company exchanged $250,000 of these notes for 25,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

10. Notes Payable – Stockholders and Related Parties

At September 30, 2023 and December 31, 2022, the balances of long-term notes payable to stockholders and related parties are as follows:

	September 30, 2023
	(unaudited)	December 31, 2022
Total notes payable - Related parties	$2,078,000	$1,925,000
Less current maturities	(725,000)	(109,000)

Long-term maturities	$1,353,000	$1,816,000

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2027. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $41,000 and $39,000 during the three months ended September 30, 2023 and 2022, respectively. Interest expense on these notes totaled approximately $120,000 and $119,000 during the nine months ended September 30, 2023 and 2022, respectively. The Company received proceeds on these notes of $180,000 and $25,000 during the nine months ended September 30, 2023 and 2022, respectively. The Company repaid principal on these notes of $27,000 and $181,032 during the nine months ended September 30, 2023 and 2022, respectively. In January 2022, the Company exchanged $20,000 of these notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

11. Equity

Preferred Stock

As of September 30, 2023, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of September 30, 2023, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended September 30, 2023 and 2022, the Board of Directors has declared and paid dividends on the preferred stock of $29,050 and $25,258, respectively. During the nine months ended September 30, 2023 and 2022, the Board of Directors has declared and paid dividends on the preferred stock of $87,150 and $60,141, respectively. As of both September 30, 2023 and December 31, 2022, preferred dividends are in arrears by $29,050.

December 31, 2021 dividends in arrears were declared and paid in January 2022. March 31, 2022 dividends in arrears were declared and paid in April 2022. June 30, 2022 dividends in arrears were declared and paid in July 2022. September 30, 2022 dividends in arrears were declared and paid in October 2022. December 31, 2022 dividends in arrears were declared and paid in January 2023. March 31, 2023 dividends in arrears were declared and paid in April 2023. June 30, 2023 dividends in arrears were declared and paid in July 2023. September 30, 2023 dividends in arrears were declared and paid in October 2023.

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

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

11. Equity (Continued)

Common Stock

As of both September 30, 2023 and December 31, 2022, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Corporation’s common stock. The following table summarizes information about employee stock options outstanding at September 30, 2023:

	Outstanding Options			Vested Options
Exercise Price	Number Outstanding at September 30, 2023	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2023	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.80	187,400	6.42	$0.80	187,400	6.42	$0.80
$4.50	10,000	8.75	4.50	5,000	8.75	4.50
$4.95	10,000	3.75	4.95	5,000	3.75	4.95
Total options	207,400	6.40	$1.18	197,400	6.41	$1.00

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2022	207,400	$1.18	7.15 years	$1,091,236
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2023	207,400	$1.18	6.40 years	$1,062,200
Exercisable at September 30, 2023	197,400	$1.00	6.41 years	$1,046,450

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

On March 1, 2020, 187,400 of the above options were granted to designated Officers and employees. Half of those options vested on March 1, 2021 and the other half vested on March 1, 2022. On June 29, 2022 20,000 of the above options were granted to designated Officers. Half of these options vested on June 29, 2023 and the other half vest on June 29, 2024. During the three months ended September 30, 2023 and 2022, the Company recognized $7,050 and $7,050, respectively, of stock option expense. During the nine months ended September 30, 2023 and 2022, the Company recognized $21,150 and $23,628, respectively, of stock option expense.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2022	1,035,000	$7.09	2.6 years	$1,549,400
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2023	1,035,000	$7.09	1.83 years	$1,460,500
Exercisable at September 30, 2023	1,035,000	$7.09	1.83 years	$1,460,500

The above outstanding warrants were issued on June 1, 2022, June 11, 2021 and April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $10,800, $9,275 and $27,200 on the grant date, respectively. The warrants vested immediately. During both the three months ended September 30, 2023 and 2022, the Company recognized $0 of stock warrant expense. During the nine months ended September 30, 2023 and 2022, the Company recognized $0 and $10,800, respectively, of stock warrant expense.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2023

(unaudited)

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

Notes payable

As discussed in Note 10, the Company has been loaned funds by its shareholders. As of September 30, 2023 and December 31, 2022, the amounts advanced were $2,078,000 and $1,925,000, respectively.

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

September 30, 2023

(unaudited)

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

14. Subsequent Events

In October 2023, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

In October 2023, the Company issued $10,000 of notes payable – related parties and repaid $10,000 of notes payable. In November 2023, the Company issued $200,000 of notes payable.

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

The Company’s main source of funding is its line of credit, which represented approximately 68% ($41,451,574) of its capital and total liabilities as of September 30, 2023. As of September 30, 2023, the Company’s subordinated notes payable and PPP loan represented approximately 14% ($8,889,988) of the Company’s capital and total liabilities, operating liabilities provide approximately 8% ($4,679,165) of the Company’s capital and total liabilities, preferred equity provides approximately 3% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common paid-in capital represents the remaining 7% ($4,588,293) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended September 30,
	2023 (unaudited)	2022 (unaudited)
Gross Revenue	$2,594,359	$2,117,116
Originations	$34,666,931	$30,342,602
Interest Earned Rate	16.97%	15.26%
Cost of Funds Rate, Gross	8.16%	5.87%
Cost of Funds Rate, Net	6.48%	4.40%
Reserve Ratio	2.05%	1.90%
Provision Rate	0.82%	0.65%
Return on Assets	0.59%	0.97%
Return on Equity	7.74%	12.93%

	As of or for the Nine Months Ended September 30,
	2023 (unaudited)	2022 (unaudited)
Gross Revenue	$6,981,603	$6,042,694
Originations	$97,768,520	$89,330,369
Interest Earned Rate	16.81%	15.06%
Cost of Funds Rate, Gross	7.64%	4.73%
Cost of Funds Rate, Net	5.73%	3.55%
Reserve Ratio	2.05%	1.90%
Provision Rate	0.65%	0.71%
Return on Assets	0.65%	1.31%
Return on Equity	8.25%	17.68%

Gross Revenue

Gross Revenue represents the sum of interest and finance income, associated fees and other revenue.

Originations

Originations represent the total principal amount of Loans made during the period.

Interest Earned Rate

The Interest Earned Rate is the average annual percentage interest rate earned on new loans originated in the reported period.

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended September 30, 2023 Compared to the Three Months ended September 30. 2022

Revenue

Revenue increased by 22.5% overall or $477,243 to $2,594,359 for the three months ended September 30, 2023 from $2,117,116 for the three months ended September 30, 2022. The increase in revenue was primarily due to a 27.9% or $488,295 increase in finance charges. Revenue from finance charges comprised 86.2% and 82.6% of overall revenue for the three months ended September 30, 2023 and 2022, respectively.

During the three months ended September 30, 2023 compared to the three months ended September 30, 2022, the company financed an additional $4,324,329 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Furthermore, the Company began financing in four additional states in which it is licensed. The total quantity of loan originations increased slightly for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expense

Expenses increased by 27.9% or $531,662 to $2,439,865 for the three months ended September 30, 2023 from $1,908,203 for the three months ended September 30, 2022.

The increase in expenses was primarily due to increases in the following categories:

•	$385,242 increase in interest expense as a result of increases in the line of credit interest rate. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022 and 2023, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month SOFR with a minimum rate of 3.35%. As of September 30, 2023 and 2022, our line of credit’s interest rate was quoted at 8.08% and 5.41%, respectively. Furthermore, as of September 30, 2023, our net borrowings on the line of credit had increased by $6,087,938 to $41,451,574 from $35,363,636 at September 30, 2022. This increase in borrowings is due to increased loan originations.
•	$86,820 increase in the provision for credit losses as a result of the growth in the size of the Company’s loan portfolio as of September 30, 2023 when compared to September 30, 2022. The Company maintains a provision for credit losses based on the gross value of its premium finance contracts and related receivable employing historical and forward-looking attributes.
•	$44,894 increase in commission expense as a result of increased loan originations during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
•	$32,243 increase in salaries and wages expense as a result of increased base salaries and wages for our office staff and increased employee headcount.

The increase in expenses was offset by decreases in the following categories:

•	$23,866 decrease in professional fees primarily as a result of to one-time legal fees during the three months ended September 30, 2022 related to the Company’s common stock trading on the OTCQX.

Income before Taxes

Income before taxes decreased by $54,419 to $154,494 for the three months ended September 30, 2023 from $208,913 for the three months ended September 30, 2022. This decrease was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $16,624 to $37,564 for the three months ended September 30, 2023 from $54,188 for the three months ended September 30, 2022. This decrease was primarily attributable to a decrease in taxable income.

Net Income

Net Income decreased by $37,795 to $116,930 for the three months ended September 30, 2023 from $154,725 for the three months ended September 30, 2022. This decrease was attributable to the $54,419 decrease in income before taxes partially offset by the $16,624 decrease in the provision for income taxes.

Results of Operations for the Nine Months ended September 30, 2023 Compared to the Nine Months ended September 30. 2022

Revenue

Revenue increased by 15.5% overall or $938,909 to $6,981,603 for the nine months ended September 30, 2023 from $6,042,694 for the nine months ended September 30, 2022. The increase in revenue was primarily due to a 18.8% or $943,128 increase in finance charges. Revenue from finance charges comprised 85.2% and 82.9% of overall revenue for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, the company financed an additional $8,438,151 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. Furthermore, the Company began financing in four additional states in which it is licensed. Although the Company increased amounts financed, the total quantity of loan originations remained stable for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expense

Expenses increased by 23.1% or $1,218,723 to $6,498,682 for the nine months ended September 30, 2023 from $5,279,959 for the nine months ended September 30, 2022.

The increase in expenses was primarily due to increases in the following categories:

•	$1,171,749 increase in interest expense as a result of increases in the line of credit interest rate. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022 and 2023, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month SOFR with a minimum rate of 3.35%. As of September 30, 2023 and 2022, our line of credit’s interest rate was quoted at 8.08% and 5.41%, respectively. Furthermore, as of September 30, 2023, our net borrowings on the line of credit have increased by $6,087,938 to $41,451,574 from $35,363,636 at September 30, 2022. This increase in borrowings is due to increased loan originations.
•	$156,011 increase in salaries and wages expense as a result of increased base salaries and wages for our office staff and executives. Furthermore, in June 2022, the Company executed employment contracts with its CEO and CFO, increasing their base salaries.
•	$59,906 increase in commission expense as a result of increased loan originations during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

The increase in expenses was offset by decreases in the following categories:

•	$80,485 decrease in other operating expenses primarily as a result of a decrease in profit sharing accruals. During the second quarter of 2023, the Company began offering a 401(k) plan with an employer match as an additional benefit to its employees. As a result, the Company transferred the profit-sharing portfolio to the individual employees and began making matching contributions in June 2023. Furthermore, the Company faced a few general decreases in other expenses during the nine months ended September 30, 2023 as compared to September 30, 2022.
•	$52,166 decrease in professional fees primarily as a result of a reduction in one-time consulting fees related to the initial trading on the OTCQX Best Market as well as a reduction in programming fees for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Income before Taxes

Income before taxes decreased by $279,814 to $482,921 for the nine months ended September 30, 2023 from $762,735 for the nine months ended September 30, 2022. This decrease was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $76,522 to $121,070 for the nine months ended September 30, 2023 from $197,592 for the nine months ended September 30, 2022. This decrease was primarily attributable to a decrease in taxable income.

Net Income

Net Income decreased by $203,292 to $361,851 for the nine months ended September 30, 2023 from $565,143 for the nine months ended September 30, 2022. This decrease was attributable to the $279,814 decrease in income before taxes offset by the $76,522 decrease in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of September 30, 2023

We had a $34,390 cash overdraft and a working capital surplus of $11,071,181 at September 30, 2023. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in premium finance contracts receivable and the line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with its lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025 and replaced the benchmark rate of the loan from 30-day LIBOR to 30-day SOFR (Secured Overnight Financing Rate). LIBOR ceased to be published after June 30, 2023. The terms of the amended line of include an interest rate based on the 30-day SOFR rate plus an applicable margin of 2.55% - 2.96%, with a minimum rate of 3.35%. The applicable margin is based on the Company’s ratio of total liabilities to tangible net worth. As of September 30, 2023, the Company’s applicable margin was 2.75%. We anticipate that the interest rate we pay on our revolving credit agreement may rise due to the recently adopted benchmark interest rate increases by the Federal Reserve Board. We believe that we will be able to pass along any interest rate increase on loans funded after the interest rate increase so that our net interest spread will not be materially affected. Furthermore, because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next 12 months.

During the nine months ended September 30, 2023, the Company raised an additional $180,000 in subordinated notes payable – related parties and $91,668 in subordinated notes payable. The Company repaid $27,000 of notes payable – related parties and $713,576 of notes payable. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2023 (“2022 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended September 30, 2023, there have been no material changes in our risk factors disclosed in our 2022 Form 10-K.

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

______________________________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

