Form 10-K
period 2023-12-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2024-03-15
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $7,315,839 based upon the closing bid price of the Company’s stock on that date. For this purpose, executive officers and directors of the registrant are considered affiliates.

2,905,016 shares of common stock were issued and outstanding as of March 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STANDARD PREMIUM FINANCE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

We are a specialized finance company that makes collateralized loans to businesses and individuals to finance the insurance premiums they pay on their commercial property and casualty insurance policies. We began our business in 1991 and currently operate in seventeen states. We have developed relationships with insurance agents and brokers located in our market area who offer insurance premium loans as a service to their customers which we underwrite. We evaluate each insurance premium loan application according to our loan underwriting criteria. Upon our approval of an insurance premium loan, the borrower makes a down payment, generally 20% to 25% of the annual premium on the financed insurance policy, and we provide the balance of the annual premium required to purchase the policy. The borrower pays us a fixed monthly amount over the next nine to ten months. In the event the borrower defaults in its loan payment obligation, we are contractually authorized to terminate the insurance policy and receive the amount of the unearned premium paid on the insurance policy. The unearned premium on the insurance policy represents the portion of the insurance premium subject to return if the policy is cancelled before the full term of the policy is completed. The unearned premium serves as the collateral for our insurance premium loans and are designed to fully pay off the balance of the insurance premium loan in the event of a default. We have the contractual right to cancel the insurance policy and receive the amount of the unearned premium if the borrower defaults on repayment of any loan payment to us. Because of this collateral security feature of our insurance premium loans, we consider our loans to be of high quality and low risk. Standard Premium commenced operations in 1991 for the specific purpose of providing financing for property and casualty insurance premiums. Standard Premium:

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

Our Loan Referral Base

The bulk of our insurance premium loans are originated through insurance agents and brokers who recommend our insurance premium loan program to their clients who would like to finance their insurance premiums. We currently market our loans through more than 850 independent insurance brokers and agents located in thirty-one states, although most of our loans are made in nine (9) states. For risk management purposes, we have a policy of limiting the amount of loans to the customers of any one insurance broker or agent to 5% of our outstanding loan portfolio. We may change this policy at any time based on then-existing market conditions or otherwise, at the discretion of our CEO.

Our website includes a portal for our brokers and agents, which allows them to quote premiums, print drafts on our bank account to pay the balance of the insurance premium due upon initiation of the premium finance loan, and finance agreements online. The drafts and agreements are forwarded to us for loan underwriting, risk management and approval. Our brokers and agents do not have the authority to bind us to making a loan.

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

Employees

As of December 31, 2023, we had twenty-seven employees, six of whom were full-time employees. Our full-time employees are covered by a corporate benefit plan for major medical and hospitalization. None of our employees are members of a labor union or subject to a collective bargaining agreement. All of our employees are “at will” with no guaranteed period of employment. We believe our employee relations are satisfactory.

Our Insurance Premium Loans

Our insurance premium finance loans are typically provided to small- and medium-sized businesses to finance the purchase of commercial property and casualty insurance policies with a one-year term. Insurance premium loans are generally in the range of $1,000 to $50,000 per loan. The customer typically pays 25% of the annual policy premium at the initiation of coverage and we provide the balance of the premium at that time. Our loans generally have a nine to ten month term. The purpose of this is two-fold; first, by making the financing term shorter than the policy term, a small “surplus” of collected funds is developed that helps ensure that the balance due is paid off by refund of the unearned premium in case of cancellation, and second, it gives the insured a two to three-month break in payments before the policy term expires and the process repeats for the renewal of the policy.

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

We had $63,602,075 and $51,525,950 in premium finance loans outstanding as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had 17,662 active premium finance loans in nine states. The following is a summary of our premium loan portfolio as of December 31, 2023:

State	Loans	Total Premiums	Down Payment	Amount Financed	Total Outstanding
Florida	10,377	86,767,723	20,990,069	65,777,654	39,014,494
Georgia	1,870	14,811,119	3,667,559	11,143,560	6,423,266
North Carolina	3,303	15,006,785	3,273,776	11,733,009	6,288,727
South Carolina	1,108	12,980,095	2,621,533	10,358,562	6,284,471
Texas	885	11,720,775	2,979,168	8,741,607	5,098,364
All other states	119	927,635	184,792	742,843	492,753
Grand Total	17,662	$ 142,214,132	$ 33,716,897	$108,497,235	$ 63,602,075

As of December 31, 2022, we had 16,248 active premium finance loans in nine states. The following is a summary of our premium loan portfolio as of December 31, 2022:

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

As of December 31, 2023 and December 31, 2022, the Company considered $200,506 and $231,943, respectively, of lacking collateral as adequate for the level of risk associated with these loans while staying competitive within the industry. Management does not believe any of its receivables would be considered Classified. Our Finance Receivables by risk rating:

	December 31, 2023	December 31, 2022
Pass	$59,198,935	$48,140,151
Special mention	4,403,140	3,385,899
Classified	—	—
Total	$63,602,075	$51,525,950

“Pass” loan collateral in excess of receivable value	24,216,692	20,021,347
“Special mention” receivable in excess of collateral value	200,506	231,943

The Company regularly monitors each contract for payment status, sending late notices and cancelling contracts at the earliest permissible date allowed by the statutory cancellation regulations. In maintaining a proper allowance for credit losses, the Company monitors past due accounts and scrutinizes older receivables, generally over 120 days. However, in this industry, even though accounts may be highly aged and appear stale, they are still collectible. Unearned premiums on cancelled accounts may be held at insurance companies for varying periods, though they are still highly collectible. The Company protects its collateral by cancelling policies at the earliest permissible date. The Company regularly contacts the insurance companies to ensure collectability. The Company manages its allowance conservatively ensuring an allowance balance that encompasses uncollectible accounts. In the following table, the Company defines “Non-performing loans without a specific reserve” as loans due from the insurance provider over 120 days. All other loans are considered “Performing loans evaluated collectively.” At December 31, 2023 and December 31, 2022, there were no loans with deteriorated credit quality.

Finance Receivables – Method of impairment calculation:

	December 31, 2023	December 31, 2022
Performing loans evaluated individually	$—	$—
Performing loans evaluated collectively	61,688,736	50,805,522
Non-performing loans without a specific reserve	1,913,339	720,428
Non-performing loans with a specific reserve	—	—
Total	$63,602,075	$51,525,950

Revenue Recognition

Finance charges on insurance premium installment contracts are initially recorded as unearned interest and are credited to income monthly over the term of the finance agreement. An initial service fee, where permissible, and the first month’s interest, on a pro rata basis, are recognized as income at the inception of a contract. The initial service fee can only be charged once to an insured in a twelve-month period. In accordance with industry practice, finance charges are recognized as income using the “Rule of 78s” method of amortizing finance charge income, which does not materially differ from the interest method of amortizing finance charge income on short term receivables. Late charges are recognized as income when charged. Maximum late fee charges are mandated by state regulations. The Company charges late fees at the earliest permissible date based on the late fee regulations of the state in which the loan originated. Furthermore, the Company charges the maximum permissible late fee based on the state in which the loan originated. Unearned interest is netted against Premium Finance Contracts and Related Receivables on the balance sheet for reporting purposes.

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

Line of Credit

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank (“FHB”), our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit with another lender. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”) in anticipation of the phase-out of Libor on June 30, 2023. The Company recorded $117,228 of line of credit costs related to this extension.

At December 31, 2023 and December 31, 2022, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO and two directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.55-2.96% per annum (8.09% and 6.87% at December 31, 2023 and 2022, respectively). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day SOFR falls below 0.50%. As of December 31, 2023 and 2022, the amount of principal outstanding on the line of credit was $42,377,736 and $32,821,347, respectively, and is reported on the consolidated balance sheet net of $3,021 and $107,722, respectively, of unamortized loan origination fees. Interest expense on this line of credit for the years ended December 31, 2023 and 2022 totaled approximately $3,023,000 and $1,554,000, respectively. The Company recorded amortized loan origination fee for the years ended December 31, 2023 and 2022 of $104,701 and $70,198, respectively. The Company had availability on this line of credit of $2,662,264 as of December 31, 2023.

The Company’s agreement with FHB contains certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, and minimum balances. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. Management believes it was in compliance with the applicable debt covenants as of December 31, 2023 and December 31, 2022.

Promissory Notes to Unrelated Parties

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2028. The notes roll-over at periods from one to four years on maturity unless the note holder requests repayment through written instructions within ninety days prior to the expiration date. Notes totaling $1,243,021 and $2,441,523 were rolled over during the years ended December 31, 2023 and 2022, respectively. Interest expense on these notes totaled approximately $496,000 and $507,000 during the year ended December 31, 2023 and 2022, respectively. The Company received proceeds on these notes of $350,212 and $575,511 for the years ended December 31, 2023 and 2022, respectively. The Company repaid principal on these notes of $771,576 and $288,400 for the years ended December 31, 2023 and 2022, respectively. In April 2022, the Company exchanged $250,000 of these notes for 25,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

Promissory Notes to Stockholders and Related Parties

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2028. The notes roll-over at periods from one to four years on maturity unless the note holder requests repayment through written instructions within ninety days prior to the expiration date. Notes totaling $587,000 and $862,000 were rolled over during the years ended December 31, 2023 and 2022, respectively. Interest expense on these notes totaled approximately $154,000 and $156,000 during the year ended December 31, 2023 and 2022, respectively. The Company received proceeds on these notes of $190,000 and $35,000 for the years ended December 31, 2023 and 2022, respectively. The Company repaid principal on these notes of $27,000 and $181,302 for the years ended December 31, 2023 and 2022, respectively. In January 2022, the Company exchanged $20,000 of these notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

Series A Convertible Preferred Stock

The Company is authorized to issue 600,000 shares of Series A Convertible Preferred Stock, $.001 par value. As of both December 31, 2023 and 2022, there were 166,000 shares of Series A convertible preferred stock issued and outstanding for $10.00 per share.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of December 31, 2023, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. December 31, 2022 dividends in arrears were declared and paid in January 2023. March 31, 2023 dividends in arrears were declared and paid in April 2023. June 30, 2023 dividends in arrears were declared and paid in July 2023. September 30, 2023 dividends in arrears were declared and paid in October 2023. December 31, 2023 dividends in arrears were declared and paid in January 2024. As of January 2024, all dividends in arrears had been declared and paid.

Our Customers

The majority of our customers are small- to medium-sized businesses seeking property and casualty insurance through local independent insurance agents. We currently operate in thirty-one states where the premium finance laws are favorable to making insurance premium finance loans. Premiums on these commercial insurance policies are written on a semi-annual or annual basis exclusively and insurance premium finance loans are repaid over a maximum of four and ten consecutive monthly payments, respectively. Substantially all of our loans are written for a nine- to ten-month term with the balance written for a six-month term. Premiums on these financed policies typically range between $1,000 to $50,000.  At December 31, 2023 and December 31, 2022, we have 17,662 and 16,248 premium finance loans outstanding, respectively. The types of policies we finance vary. They are most often motor truck cargo, physical damage and liability, commercial auto, commercial general liability, commercial package policies, professional liability, and commercial property. Most of the policies we finance are written through local independent insurance agents. The insurance companies they represent generally do not provide premium payment plans.

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

•

Regional finance companies compete for business in smaller regional territories throughout the U.S. These companies are typically owned by entrepreneurs that raise debt privately and leverage it with a bank or similar asset-based lender. While these regional competitors manage to maintain some of the benefits of the smaller companies on a relationship level, they lack access to capital enjoyed by large institutionally owned competitors. Ths, they are limited to modest organic growth with limited exit strategy.

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

Marketing

The servicing of loans for policy premiums of $1,000 to $50,000 can be time consuming and require responsive customer service, but competition in this segment is less intense. Our customers generally do not have an insurance expert on staff, and they rely of their brokers or agents to recommend insurance premium finance companies. Our referral base has access to multiple alternate insurance premium finance sources operating in the national, regional and local level. We believe we compete against our competitors primarily on the quality of our technology, which allows our agents and brokers to receive a quick response to a loan application and the quality of the personalized servicing of our loans which we provide. We believe that we are successful because our technology and customer service helps our referral sources achieve their own customer satisfaction and retention. We have a website for our customers and agents at www.standardpremium.com. We have six employees who act as our marketing representatives in the field. They call on our broker and agent base and seek new brokers and agents to represent us to their clients. Our main marketing activities are the establishment and maintenance of relationships with our loan referral sources. We do not market or advertise our loan services directly to the parties receiving our loans but rather depend upon insurance agents and brokers to advise their clients who wish to finance their premiums about our insurance premium loan program.

Regulation

In most states, insurance premium finance companies are regulated by the Insurance Departments or Offices of Insurance Regulation in which they operate. Each state has specific laws regulating items such as interest rates, late charges, loan terms, forms, audit provisions, cancellation requirements among others. In addition, each state has the ability to audit each finance company and requires annual reports to be submitted. The following chart illustrates the relevant rules and regulations for states in which we operate as of December 31, 2023.

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

Our business model is dependent upon our ability to borrow to maintain and grow our ability to lend money to our customers. On February 3, 2021 we entered into a new two-year line of credit in the maximum amount of $35 million, which was immediately funded for $25,974,695 to pay off the prior line of credit lender. In October 2021, the line of credit facility was increased by $10 million to a total of $45 million. In November 2022, the term of the line of credit was extended until November 30, 2025. If we fail to renew or replace our line of credit at the expiration of the current term, or we default on our line of credit, then our ability to continue our lending business at current levels and meet our other obligations, would be materially adversely affected. Since the amount of money we can borrow on our revolving credit line is based on a percentage of our entire loan portfolio less certain ineligible items, our other corporate debt (i.e., subordinated and un-subordinated debt) plus our retained earnings and stockholder equity alone may limit our ability to increase the size of our loan portfolio.

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

        We maintain an allowance for credit losses that is intended to absorb credit losses that we expect to incur in our loan portfolio. At each balance sheet date, our management determines the amount of the allowance for credit losses based on our estimate of probable and reasonably estimable losses in our loan portfolio, taking into account probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Because our allowance for credit losses represents an estimate of inherent losses, there is no certainty that it will be adequate over time to cover credit losses in the loan portfolio, particularly if there is deterioration in general economic or market conditions or events that adversely affect specific customers. Although we believe our credit loss allowance is adequate to absorb reasonably estimable losses in our loan portfolio, if our estimates are inaccurate and our actual loan losses exceed the amount that is anticipated, or if the loss assumptions we used in calculating our reserves are significantly different from those we actually experience, our financial condition and liquidity could be materially adversely affected.

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

We believe that our success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. The departure of senior manager or other key personnel may damage relationships with certain customers, or certain customers may choose to follow such personnel to a competitor. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition. All of our employees are “at will” with no fixed term of employment.

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

Since our business is concentrated in Florida, Georgia, North Carolina, South Carolina, and Texas, declines in the economy of these states could adversely affect our business.

Our success depends primarily on the general economic conditions of the specific local markets in which we operate. We provide premium finance loans to customers primarily in the states of Florida, Georgia, North Carolina, South Carolina, and Texas. The local economic conditions in these market states significantly impact the demand for our premium finance loans as well as the ability of our customers to repay loans. Declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors impacting these local markets, including natural disasters, hurricanes, and pandemics, could, in turn, have a material adverse effect on our financial condition and results of operations.

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

We provide financing for the payment of commercial insurance premiums through our subsidiary Standard Premium Finance Management Corporation. Commercial insurance premium finance loans involve a unique, and possibly higher, risk of delinquency or collection than other types of loans. These are initiated primarily through relationships with unaffiliated independent insurance agents. As a result, risk management is critical and may be difficult. Roughly one third of all new borrowers fail to make all of their payments. In such an event, we request cancellation of the insurance policy and anticipate a refund from the insurance company and the agent. Under ideal conditions the down payment made by the insured should create sufficient equity to pay off our loan in the event of a cancellation. However, as a consequence of competitive market conditions, we may have accepted a down payment that did not fully cover our loan. If, after the unearned premium on a cancelled policy is fully refunded, there is still an outstanding balance, the insured must be billed directly. The cost of pursuing these funds often exceeds the amount collected and most often results in write-offs by the Company. Many commercial loans have underwriting provisions that may affect our collateral. Such instances may include but are not limited to fully earned policy fees or inspection fees, audit provisions, state reporting requirements, and cancellation limitations. Such circumstances could greatly reduce the unearned premium in the event of cancellation. Since we depend on the unearned premium for collateral, we could experience greater write-offs and thus, increased risk.

A Decline in the Economy in General May Result in a Decrease in Loan Originations.

Declines in the economy generally could have an adverse impact on our operating results by reducing the number of businesses purchasing insurance. Further, those who are currently financing their policies may have more difficulty making their payments, thus raising our default rates.

Increases in the Secured Overnight Financing Rate may reduce the profitability of our loans.

The rate at which we lend money is set by the state. However, our revolving line of credit, which comprises our senior debt, is based, in part, on the Secured Overnight Financing Rate (“SOFR”). When the SOFR rate goes up, the interest we pay on our line of credit increases while our interest income continues to be based on the interest rate established at the initiation of each premium finance loan. Thus, with each increase, the spread between the interest we earn and the interest we pay narrows, reducing our net interest income.

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

We issue drafts on our bank account to fund new premium finance loans. These Drafts clear our bank on a daily basis. To meet this funding need, we draw funds on our revolving credit line with our senior lender on a regular basis. Should the senior lender be unable to fund us in a timely fashion, we would have difficulty in funding these drafts. Failure on our part to cover all or part of these drafts could result in cancellation or non-issuance of an insurance policy for which we may be liable. Further, if drafts fail to clear our bank it may jeopardize our relationships with insurance agents and insurance companies, adversely affecting our ability to conduct business in the future. Insurance agents that do business with our Company have the authority to issue drafts on our bank account to pay a portion of the insured’s premium upon initiation of the premium finance loan. We review these drafts daily to make certain they are all paid to and cashed by proper parties. Improper items can be returned to the bank and will not be honored. Under normal circumstances, we receive the finance agreement before the draft is presented to our bank. Frequently however, the draft is presented to our bank before we receive the finance agreement. Since we cannot draw on our revolving credit line without first presenting the loan agreement, this may cause a cash flow problem for us. Such an event temporarily causes us to, in effect use funds for which no loans have been secured. Such an event can reduce our profitability and increase risk to the Company. In the event that a draft has not been cashed for an undue period of time, we may have a liability for the draft, and the insured may have no coverage.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Cybersecurity risk management is an essential part of our overall risk management strategy. We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we redesign, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our Vice President of Technology who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. All personnel are made aware of our cybersecurity policies through trainings.

We engage third parties in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A. Risk Factors in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Executive Officer and Chief Financial Officer are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from the Vice President of Technology and third-party service providers.

Our Chief Executive Officer and Chief Financial Officer oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Executive Officer and Vice President of Technology provide periodic briefings to the Board of Directors regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, and activities of third parties.

ITEM 2.	PROPERTIES

The corporate headquarters of the Company are located at 13590 SW 134th Avenue, Suite 214, Miami, Florida 33186. We lease our general office space at this location. In February 2024, the Company renewed this lease until February 28, 2027, including the one-year renewal option. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers.

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

Holders

As of March 15, 2024, we had 67 holders of record of our common stock and 2,905,016 shares of common stock outstanding.

Dividends

We did not declare or pay dividends on our common stock in either fiscal year 2023 or 2022. The terms of our current line of credit agreement prohibit us from paying dividends on our common stock without consent of the lender. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.

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

We have offered premium financing since 1991 through our wholly owned subsidiary, Standard Premium Finance Management Corporation. We are generally targeting premium financing loans from $1,000 to $50,000, with repayment terms ranging from 6 to 10 months, although we may offer larger loans in cases we deem appropriate. Qualified customers may have multiple financings with us concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers.

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Arizona, Colorado, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Texas, and Virginia. Throughout 2023, we have obtained licenses in fourteen additional states. We intend to continue to expand our market into new states as part of our organic growth trend. Loans are originated primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 68% ($42,374,715) of its capital and total liabilities as of December 31, 2023. As of December 31, 2023, the Company’s subordinated notes payable and PPP loan represented approximately 15% ($9,077,481) of the Company’s capital and total liabilities, operating liabilities provide approximately 7% ($4,526,345) of the Company’s capital and total liabilities, preferred equity provides approximately 3% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common paid-in capital represents the remaining 7% ($4,736,844) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Years Ended December 31,
	2023	2022
Gross Revenue	$9,723,010	$8,156,537
Originations	$131,145,594	$115,814,579
Interest Earned Rate	17.0%	15.3%
Cost of Funds Rate, Gross	8.12%	5.66%
Cost of Funds Rate, Net	6.09%	4.25%
Reserve Ratio	2.18%	2.01%
Provision Rate	0.73%	0.63%
Return on Assets	0.73%	1.43%
Return on Equity	9.22%	18.30%

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

RESULTS of OPERATIONS

Results of Operations for the Year ended December 31, 2023 Compared to the Year ended December 31. 2022

Revenue

Revenue increased by 19.2% overall or $1,566,473 to $9,723,010 for the year ended December 31, 2023 from $8,156,537 for the year ended December 31, 2022. The increase in revenue was due to a 22.6% or $1,528,025 increase in finance charges, a 2.8% or $28,987 increase in revenue from late charges, and a 2.6% or $9,461 increase in origination charges. Revenue from finance charges comprised 85.2% of overall revenue for the year ended December 31, 2023.

During the year ended December 31, 2023 compared to the year ended December 31, 2022, the company financed an additional $15,331,015 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states. The Company hired two additional marketing representatives in the fourth quarter of 2023. The Company also noted a 343 increase in the quantity of loan originations to 23,627 new loans for the year ended December 31, 2023 as compared to 23,284 for the year ended December 31, 2022. The quantity of loan originations is directly correlated to the increase in origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity to generate additional sales. In February 2021, the Company executed a $35,000,000 line of credit with our current lender, terminating the previous line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025. The additional availability on our line of credit was an essential driver to our increased financed amount of new loan originations during the year ended December 31, 2023 as compared to the year ended December 31, 2022. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expenses

Expenses increased by 26.1% or $1,865,901 to $9,010,117 for the year ended December 31, 2023 from $7,144,216 for the year ended December 31, 2022.

The increase in expenses was primarily due to increases in the following categories:

•

 $1,470,042 increase in interest expense as a result of increases in the line of credit interest rate and increased borrowings on the line of credit to fund growth in the loan portfolio. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022 and 2023, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month SOFR with a minimum rate of 3.35%. As of December 31, 2023 and 2022, our line of credit’s interest rate was 8.09% and 6.87%, respectively. Furthermore, as of December 31, 2023, our net borrowings on the line of credit have increased by $9,661,090 to $42,374,715 from $32,713,625 at December 31, 2022. This increase in borrowings is due primarily to increased loan originations.

•

 $216,775 increase in the provision for credit losses as a result of maintaining the allowance for credit losses in line with the balance in premium finance contracts receivable from increased new loan originations. The Company maintains a provision for credit losses based on the gross value of its premium finance contracts and related receivable employing historical and forward-looking attributes.

•

 $209,930 increase in salaries and wages expense as a result of increased base salaries and wages for our office staff and executives. During 2023, the Company also increased its total headcount with the hiring of additional marketing representatives and office staff.

•	$173,756 increase in commissions as a result of increased loan originations during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

These increases in expenses were partially offset by decreases in the following category:

•

 $88,334 decrease in other operating expenses decrease in other operating expenses primarily as a result of a decrease in profit sharing accruals. During the second quarter of 2023, the Company began offering a 401(k) plan with an employer match as an additional benefit to its employees. As a result, the Company transferred the profit-sharing portfolio to the individual employees and began making matching contributions in June 2023. Further, the Company experienced general price decreases during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

•

 $63,193 decrease in professional fees primarily related to a decrease in the timing of payments for audit fees, which are expensed when received, as well as a decrease in stock trading expenses. The Company experienced lower stock trading expenses during the year ended December 31, 2023 as compared to the year ended December 31, 2022 because many one-time expenses were paid during 2022 in conjunction to the commencement of trading on OTCQX.

•	$57,303 decrease in insurance expense primarily related to a decrease in premiums on the employee health insurance plan and the increase in the cash surrender value of the life insurance policy held by the Company on its CEO. Increases in the cash surrender value of the life insurance policy are netted against the premiums paid on the insurance.

Income before Taxes

Income before taxes decreased by $299,428 to $712,893 for the year ended December 31, 2023 from $1,012,321 for the year ended December 31, 2022. This decrease was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $25,699 to $180,491 for the year ended December 31, 2023 from $206,190 for the year ended December 31, 2022. This decrease was primarily attributable to the decrease in taxable income.

Net Income

Net income decreased by $273,729 to $532,402 for the year ended December 31, 2023 from $806,131 for the year ended December 31, 2022. This decrease was attributable to the $299,428 decrease in income before taxes, partially offset by the $25,699 decrease in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of December 31, 2023

We had $45,239 cash and a working capital surplus of $11,664,538 at December 31, 2023. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025 and replaced the benchmark rate of the loan from 30-day LIBOR to 30-day SOFR (Secured Overnight Financing Rate). LIBOR ceased to be published after June 30, 2023. The terms of the amended line of credit include an interest rate based on the 30-day SOFR rate plus an applicable margin of 2.55% - 2.96%, with a minimum rate of 3.35%. The applicable margin is based on the Company’s ratio of total liabilities to tangible net worth. As of December 31, 2023, the Company’s applicable margin was 2.96%. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. We anticipate that the interest rate we pay on our revolving credit agreement may rise due to the recently adopted benchmark interest rate increases by the Federal Reserve Board. We believe that we will be able to pass along a portion of the interest rate increase on loans funded after the interest rate increase so that material effects to our net interest spread can be mitigated. Furthermore, because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next 12 months.

During the year ended December 31, 2023, the Company raised an additional $190,000 in subordinated notes payable – related parties and $350,212 in subordinated notes payable. The Company repaid $27,000 of notes payable – related parties and $771,576 of notes payable. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, the larger line of credit is paramount to fueling this growth. The Company’s line of credit is $45,000,000 and its maturity on its line of credit facility is November 30, 2025. The extended maturity provides stability for the Company’s future cash requirements.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of December 31, 2023, the Company was contractually obligated as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Line of credit	$42,374,715	$42,374,715	$—	$—	$—
Subordinated notes payable	8,953,557	2,491,400	5,857,157	605,000	—
Capital lease obligations	40,559	13,166	27,393	—	—
Operating lease obligations	80,840	50,594	30,246	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	123,924	92,785	31,139	—	—
Total contractual obligations	$51,573,595	$45,022,660	$5,945,935	$605,000	$—

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

In addition, additional scrutiny is placed on accounts over 120 days to determine whether specific allowances should be maintained. Individual contracts are written off against the allowance when collection of the individual contracts appears doubtful. The collectability of outstanding and cancelled contracts is generally secured by collateral in the form of the unearned premiums on the underlying policies and accordingly historical losses are approximately 1% to 1.5% of the principal amount of loans made each year. The Company considers historical losses as well as forward-looking attributes in determining the adequacy of the allowance for credit losses. The collectability of amounts due from agents is determined by the financial strength of the agency.

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

See Item 15 – Exhibits and Financial Statement Schedules of this filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2023 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 framework). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers of Standard Premium Finance Holdings, Inc.

The following table sets forth the names, ages and titles of our executive officers and directors as of March 15, 2024.

Name Age Position

William Koppelmann 61 Chairman, President, Chief Executive Officer

Brian Krogol 35 Chief Financial Officer, Director

Margaret Ruiz 62 Operations Manager, Secretary

Victor Galliano 59 Vice President of Marketing

Robert Mattucci 59 Vice President of Sales

Scott Howell, MD 59 Director

Mark E. Kutner, MD 64 Director

John C. Leavitt, DBA 61 Director

Christopher Perrucci, ESQ 63 Director

James Wall 78 Director

Carl C. Hoechner 62 Director

Director Tiers

The Company’s Bylaws establishes a tiered Board of Directors consisting of three tiers of directors, with each tier of directors serving three-year terms that will end in successive years at the annual meeting of stockholders.

Directors whose terms will expire at the 2024 annual meeting of stockholders:

Brian Krogol

James Wall

Directors whose terms will expire at the 2025 annual meeting of stockholders:

John Leavitt

Chirstopher Perrucci

Carl C. Hoechner

Directors whose terms will expire at the 2026 annual meeting of stockholders:

William Koppelmann

Mark Kutner, MD

Scott Howell, MD

Director and Executive Officer Biographies

William Koppelmann – Chairman, Board of Directors, President and Chief Executive Officer.

William Koppelmann has been the Chairman and President of Standard Premium Finance Holdings, Inc., since its organization in May 2017, is a co-founder, and has been the President of Standard Premium Finance Management Corporation, since its inception in 1997. An entrepreneur with more than 30 years’ experience in the insurance premium finance industry, he is proficient in receivables management, capital-raising and debt restructuring. He currently oversees all aspects of the Company's operations. Mr. Koppelmann has served on the board of the Florida Premium Finance Association for more than 15 years. He is the immediate past president, serving in that capacity for three successive terms. Mr. Koppelmann attended Barry University and Miami Dade College, where he completed his Property and Casualty insurance Certification. He is a member of the Florida Association of Insurance Agents, Professional Insurance Agents Association, Latin American Insurance Association and Independent Insurance Agents of Dade County. William Koppelmann is Margaret Ruiz’s brother. The Board believes that Mr. Koppelmann provides essential insight and expertise concerning the business, operations and strategies of the Company that is needed for the Board’s oversight and decision-making responsibilities.

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

Audit Committee

The Board adopted its current Audit Committee Charter on April 25, 2022. The principal functions of the Audit Committee are to review and monitor the Company’s financial reporting and the internal and external audits. The committee’s functions include, among other things: (i) to select and replace the Company’s independent registered public accounting firm; (ii) to review and approve in advance the scope and the fees of our annual audit and the scope and fees of non-audit services of the independent registered public accounting firm; (iii) to receive and consider a report from the independent registered public accounting firm concerning their conduct of the audit, including any comments or recommendations they might want to make in that connection; and (iv) to review compliance with and the adequacy of our major accounting and financial reporting policies and controls. The members of the Audit Committee are currently Scott Howell, MD, Mark Kutner, MD, and John Leavitt, DBA. The Audit Committee met two times during the fiscal year ended December 31, 2023. The Board has determined that Messrs. Howell, Kutner and Leavitt are “independent” as defined in the rules of the The Nasdaq Stock Market LLC and that Dr. Howell qualifies as an “audit committee financial expert” as defined in the regulations of the Securities and Exchange Commission. A copy of the Audit Committee charter is available at https://standardpremiuminvestors.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended December 31, 2023.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our chief executive officer, our chief financial officer, and our two other most highly compensated executive officers serving during fiscal 2023 (the “named executive officers”)

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	Total ($)
William Koppelmann, Chief Executive Officer	2023	275,000	7,168	-	282,168
	2022	228,462	10,323	27,770	266,555
Brian Krogol Chief Financial Officer	2023	175,000	4,566	-	179,566
	2022	148,077	7,235	28,600	183,912
Victor Galliano Vice President of Sales	2023	172,446	1,522	-	173,968
	2022	175,696	1,701	-	177,397
Robert Mattucci Vice President of Marketing	2023	157,823	3,249	-	161,072
	2022	147,561	4,679	-	152,240

(1)	Salary and Commissions paid through payroll

(2)	Cash bonuses paid through payroll

(3)	Fair Value of Option Awards at Grant Date. See Note 12 to the Company’s Consolidated Financial Statements for the Years Ended December 31, 2023 and 2022 for details on determination of fair value of Stock Options. This amount is calculated assuming that the vesting condition requiring continued employment through June 29, 2024 will be achieved.

Outstanding Equity Awards Table

The following table sets forth outstanding equity awards for our named executive officers at December 31, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name (a)	Number of securities underlying unexercised warrants (#) exercisable (b)	Number of securities underlying unexercised warrants (#) not exercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option/warrant exercise price (e)	Option/warrant expiration date (f)
William Koppelmann	25,000	—	—	$4.00	March 31, 2025
	75,000	—	—	$12.00	March 31, 2025
			10,000	$4.95	June 28, 2027
Brian Krogol	—	—	83,700	$0.80	February 28, 2030
			10,000	$4.50	June 28, 2032
	5,000	—	—	$4.00	March 31, 2025
	50,000	—	—	$12.00	March 31, 2025
Victor Galliano	—	—	27,900	$0.80	February 28, 2030
Robert Mattucci	—	—	27,900	$0.80	February 28, 2030

Note: The stock options issued under the Equity Incentive Plan vest over a two-year period from the grant date. The warrants all vested upon grant.

Director Compensation in 2023

The Company did not pay any directors compensation for their service on the Board of Directors during the year ended December 31, 2023. Messrs. Koppelmann and Krogol received compensation for services as executive officers as set forth in the Summary Compensation Table and no compensation for Board service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Convertible Preferred Stock as of March 15, 2024 by (i) each stockholder who is known by the Company to own beneficially more than five percent of any class of the Company’s voting securities, (ii) each current director of the Company, (iii) each of the Company’s current executive officers, and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to the table, the listed stockholders hold sole voting and investment power over their respective shares. The information as to each person or entity is based upon the Company’s records and information provided to the Company.

Name	Common Stock			Series A Convertible Preferred Stock
	Number of Shares (a)		Percent of Class (a)	Number of Shares	Percent of Class
William Koppelmann	908,655	(b)	22.0%
Brian Krogol	143,800	(c)	3.5%	2,000	1.2%
Carl C. Hoechner	196,076	(d)	4.7%
Mark Kutner, MD	241,500	(e)	5.8%	50,000	30.1%
James Wall	103,256	(f)	2.5%
Chris Perrucci	91,500	(g)	2.2%
John Leavitt	91,500	(h)	2.2%
Scott Howell, MD	91,500	(i)	2.2%
Victor Galliano	43,259	(j)	1.0%
Robert Mattucci	39,303	(k)	<1%
Margaret Ruiz	27,478	(l)	<1%

All Officers and Directors as a Group (11 persons)	1,977,827		47.8%

Shareholders with greater than 5%:
MaryLea Boatwright	286,748		6.9%

(a)	A party is deemed to be a beneficial owner of shares that can be acquired by such person within 60 days from March 15, 2024, upon their exercise of options and warrants. Each beneficial owner’s percentage of ownership is determined by assuming that options and warrants that are held by such party (but not those held by any other party) and are exercisable or convertible by such party within 60 days from that date have been so exercised or converted.
(b)	Consists of (i) 803,655 shares owned by Mr. Koppelmann directly, (ii) 25,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, (iii) 75,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share, and (iv) 5,000 shares issuable upon exercise by Mr. Koppelmann of five-year stock options at an exercise price of $4.95 per share.
(c)	Consists of (i) 100 shares owned by Mr. Krogol directly, (ii) 83,700 shares issuable upon exercise by Mr. Krogol of ten-year stock options at an exercise price of $0.80 per share, (ii) 5,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, (iii) 50,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share, and (iv) 5,000 shares issuable upon exercise by Mr. Krogol of ten-year stock options at an exercise price of $4.50 per share.
(d)	Consists of (i) 171,076 shares owned by Mr. Hoechner directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(e)	Consists of (i) 126,500 shares owned by Dr. Kutner directly, (ii) 15,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, (iii) 50,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share, and (iv) 50,000 shares issuable upon exercise of Class W4A five-year warrants at an exercise price of $4.00 per share.
(f)	Consists of (i) 78,256 shares owned by Mr. Wall directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(g)	Consists of (i) 66,500 shares owned by Mr. Perrucci directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(h)	Consists of (i) 66,500 shares owned by Mr. Leavitt directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(i)	Consists of (i) 66,500 shares owned by Mr. Howell directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(j)	Consists of (i) 15,359 shares owned by Mr. Galliano directly and (ii) 27,900 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(k)	Consists of (i) 11,403 shares owned by Mr. Mattucci directly and (ii) 27,900 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(l)	Consists of (i) 17,478 shares owned by Ms. Ruiz directly and (ii) 10,000 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.

Address of William J. Koppelmann, Carl Christian Hoechner, Mark Kutner, James Wall, Chris Perrucci, John Leavitt, Scott Howell, Victor Galliano, Robert Mattucci, Margaret Ruiz, and Brian Krogol is 13590 SW 134th Avenue, Suite 214, Miami, FL 33186. Address of MaryLea Boatwright is 3889 Admiral Drive, Chamblee, GA 30341.

Securities Authorized for Issuance Under Equity Compensation Plans

 On December 17, 2019, our Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and the 2019 Plan was approved by the stockholders on January 8, 2020. The 2019 Plan provides for the award of Stock Options, Stock Purchase Rights, Stock Appreciation Rights and Common Stock. On June 29, 2022 20,000 options for the purchase of common stock were granted to designated Officers under the 2019 Plan. Half of these options vested on June 29, 2023 and the other half vest on June 29, 2024. During the years ended December 31, 2023 and 2022, the Company recognized $28,200 and $19,878, respectively, of stock option expense.

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

The following table summarizes information about our outstanding equity plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (1)	Weighted-average exercise price of outstanding options and warrants (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	1,242,400	$6.10	457,600
Equity compensation plans not approved by security holders	—	—	—
Total	1,242,400	$6.10	457,600

(1)	Includes 207,400 shares of common stock issuable upon exercise of stock options, which were issued through the 2019 Plan, and 1,035,000 stock purchase warrants, which were issued under the authorization of the Board of Directors and approved by the vote of the shareholders.

(2)	Includes exercise price of 207,400 outstanding stock options, which were issued through the 2019 Plan, and 1,035,000 stock purchase warrants, which were issued under the authorization of the Board of Directors and approved by the vote of the shareholders.
(3)	Consists of the 92,600 shares available for future issuance under the 2019 Plan and the 365,000 authorized but unissued common stock purchase warrants.
(a)	See Note 13 – Equity in the Notes to Consolidated Financial Statements included in this Form 10-K for the years ended December 31, 2023 and 2022 for further information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Agreement with Bayshore Corporate Finance, LLC

In July 2016, the Company entered into a Consulting Agreement with Bayshore Corporate Finance, LLC to facilitate the Company’s business strategy and planning and to advise the Company in financial, mergers and acquisitions and other matters. Scott Howell, Chris Perrucci, and John Leavitt were managers of Bayshore Corporate Finance, LLC and directors of the Company at the time the consulting agreement was executed. In December 2019, these directors retired as managers of Bayshore Corporate Finance, LLC. They had no ownership interest in Bayshore Corporate Finance, LLC. The Company paid Bayshore Corporate Finance, LLC a total of $67,433 in 2023 and $86,477 in 2022. On June 11, 2021, the Company issued Bayshore Corporate Finance, LLC 75,000 Class W4A Warrants for the purchase of common stock at $4.00 per share with a total fair value of $3,975 at the grant date. The Warrants have a term of five (5) years and have a cashless exercise provision.

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

Loans to the Company by Officers and Directors

There are five directors and/or officers that have made loans to the company. Our CEO, William Koppelmann has advanced loans to the corporation through various notes totaling $202,000, maturing between 2026 and 2028, at interest of 8%. Mr. James Wall, director, has made advances of $166,000 that matures in 2025, at interest of 8%. Mr. Robert Mattucci, Vice President, has made advances of $150,000, maturing in 2024 and 2026, at interest of 8%. Ms. Margaret Ruiz, Secretary, has made advances of $10,000, maturing in 2024, at interest of 8%. Mr. Brian Krogol, Vice President, has made advances of $210,000, maturing in 2024, at interest of 8%. All interest is paid on a monthly basis, in arrears and the company is current on its payments.

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

The following table shows the aggregate fees billed to us for professional services rendered by Assurance Dimensions and Liggett & Webb, P.A. during the periods presented:

	Year Ended December 31,
Types of Fees	2023	2022
Audit Fees (1)	64,000	58,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	2,500	2,500
Other Fees (4)	—	—
Total Fees	66,500	61,000

__________

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and professional services rendered in connection with our filing of our annual Form 10-K, quarterly Form 10-Q, and other services that are normally provided by Assurance Dimensions, LLC, during the periods presented in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above.

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

(a) Documents filed as part of this report

(1) All financial statements

The following financial statements are filed as part of this report:
Report of Independent Registered Public Accounting Firm (PCAOB ID #5036)
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Registrant’s Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	By-laws of Registrant. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3*

Form of Warrant to Purchase Common Stock. $4.00

Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*	Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.6	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.7	Lease Agreement dated March 1, 2024 between Registrant and Marlenko Acquisitions, LLC.
10.8*	Schedule of Employee Incentive Stock Options issued on March 1, 2020 and June 29, 2022. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.9	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.10	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.11	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.12	Third Amendment to Loan Agreement dated November 14, 2023 among Standard Premium Finance Management Corporation and First Horizon Bank.
10.13*	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.14*	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)
10.15	Procedures and Guidelines Governing Securities Transactions by Company Personnel
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

______________________________________

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2024

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2024.

Signature	Title

/s/ William Koppelmann	Chairman, President, Chief Executive Officer, Director
William Koppelmann	(Principal Executive Officer)

/s/ Brian Krogol	Chief Financial Officer and Director
Brian Krogol	(Principal Financial Officer)

/s/ Scott Howell, MD
Scott Howell, MD	Director

/s/ Mark E. Kutner, MD
Mark E. Kutner, MD	Director

/s/ John C. Leavitt, DBA
John C. Leavitt, DBA	Director

/s/ Christopher Perrucci
Christopher Perrucci	Director

/s/ James Wall
James Wall	Director
/s/ Carl C. Hoechner
Carl C. Hoechner	Director

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Standard Premium Finance Holdings, Inc. and Subsidiary

Table of Contents

Report of Independent Registered Public Accounting Firm (PCAOB ID #5036)	F-1 – F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-6
Notes to Consolidated Financial Statements	F-7 – F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Standard Premium Finance Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Premium Finance Holdings, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

During our audit procedures, we identified that there were significant premium finance contracts accounts receivable as of December 31, 2023 and therefore there was a question over the adequacy of the allowance for credit losses.

How we addressed the matter in our audit

The primary procedures we performed to address this critical audit matter included examining the premium finance contracts and related receivable aging, evaluating management’s assessment of the collectability of accounts receivable, reviewing historical trends and write-offs, and testing the collection of outstanding balances at year-end. Based on our procedures we deemed the Company’s treatment of premium finance contracts and related receivable and the corresponding allowance for credit losses to be materially appropriate as of December 31, 2023.

/s/ Assurance Dimensions
We have served as the Company’s auditor since 2022.
Margate, Florida
March 15, 2024

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash	$45,239	$421,211
Premium finance contracts and related receivable, net of allowance for credit losses of $1,501,593 and $1,129,498 at December 31, 2023 and December 31, 2022, respectively	60,739,699	49,474,903
Prepaid expenses and other current assets	307,206	348,795
TOTAL CURRENT ASSETS	61,092,144	50,244,909

Property and equipment, net	122,500	103,591
Operating lease assets	80,840	196,407
Finance lease assets	38,664	51,920

OTHER ASSETS
Cash surrender value of life insurance	650,237	603,816
Deferred tax asset	391,000	288,164
TOTAL OTHER ASSETS	1,041,237	891,980

TOTAL ASSETS	$62,375,385	$51,488,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$168,543	$—
Line of credit, net	42,374,715	32,713,625
Drafts payable	2,681,359	1,827,884
Note payable - current portion	2,181,400	1,340,597
Note payable - stockholders and related parties - current portion	310,000	109,000
Payroll Protection Program loan - current portion	92,785	91,852
Operating lease obligation - current portion	50,594	122,554
Finance lease obligation - current portion	13,166	12,494
Accrued expenses and other current liabilities	1,555,044	1,317,699
TOTAL CURRENT LIABILITIES	49,427,606	37,535,705

LONG-TERM LIABILITIES
Note payable, net of current portion	4,684,157	5,946,324
Note payable - stockholders and related parties, net of current portion	1,778,000	1,816,000
Payroll Protection Program loan, net of current portion	31,139	123,924
Operating lease obligation, net of current portion	30,246	73,853
Finance lease obligation, net of current portion	27,393	40,559
TOTAL LONG-TERM LIABILITIES	6,550,935	8,000,660

TOTAL LIABILITIES	55,978,541	45,536,365

COMMITMENTS AND CONTINGENCIES (see Note 15)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at December 31, 2023 and 2022	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 2,905,016 shares issued and outstanding at December 31, 2023 and 2022	2,905	2,905
Additional paid in capital	3,411,851	3,383,651
Retained earnings	2,981,922	2,565,720
TOTAL STOCKHOLDERS' EQUITY	6,396,844	5,952,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,375,385	$51,488,807

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	For the Year Ended December 31,
	2023	2022

REVENUES
Finance charges	$8,285,805	$6,757,780
Late charges	1,067,914	1,038,927
Origination fees	369,291	359,830

TOTAL REVENUES	9,723,010	8,156,537

OPERATING COSTS AND EXPENSES

Interest	3,798,046	2,328,004
Salaries and wages	1,767,153	1,557,223
Commissions	1,150,746	976,990
Provision for credit losses	950,815	734,040
Professional fees	310,951	374,144
Postage	114,980	110,752
Insurance	124,484	181,787
Other operating expenses	792,942	881,276

TOTAL COSTS AND EXPENSES	9,010,117	7,144,216

INCOME BEFORE INCOME TAXES	712,893	1,012,321

PROVISION FOR INCOME TAXES	180,491	206,190

NET INCOME	532,402	806,131

PREFERRED SHARE DIVIDENDS	(116,200)	(89,191)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$416,202	$716,940

Net income per share attributable to common stockholders
Basic	$0.14	$0.25
Diluted	$0.13	$0.21

Weighted average common shares outstanding
Basic	2,905,016	2,905,016
Diluted	3,294,511	3,407,949

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2021	99,000	$99	2,905,016	$2,905	$2,682,995	$1,848,780	$4,534,779

Series A Convertible Preferred Stock issued for cash	40,000	40	—	—	399,960	—	400,000
Series A Convertible Preferred Stock issued in exchange for note payable	27,000	27	—	—	269,973	—	270,000
Warrants issued for services	—	—	—	—	10,800	—	10,800
Options issued for services	—	—	—	—	19,878	—	19,878
Paid-in capital	—	—	—	—	45	—	45
Dividends paid on preferred stock	—	—	—	—	—	(89,191)	(89,191)
Net income	—	—	—	—	—	806,131	806,131
BALANCE AT DECEMBER 31, 2022	166,000	$166	2,905,016	$2,905	$3,383,651	$2,565,720	$5,952,442

Options issued for services	—	—	—	—	28,200	—	28,200
Dividends paid on preferred stock	—	—	—	—	—	(116,200)	(116,200)
Net income	—	—	—	—	—	532,402	532,402
BALANCE AT DECEMBER 31, 2023	166,000	$166	2,905,016	$2,905	$3,411,851	$2,981,922	$6,396,844

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	For the Year Ended December 31,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$532,402	$806,131
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED BY OPERATING ACTIVITIES:
Depreciation	25,292	22,283
Loss on disposal of property and equipment	—	2,167
Amortization of right to use asset - operating lease	115,567	103,585
Amortization of finance lease asset	13,256	13,256
Provision for credit losses	950,815	734,040
Amortization of loan origination fees	104,701	70,198
Options issued for services	28,200	19,878
Warrants issued for services	—	10,800
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	41,589	189,344
(Increase)/Decrease in deferred tax asset, net	(102,836)	58,836
Increase/(Decrease) in drafts payable	853,475	(107,394)
Increase/(Decrease) in accrued expenses and other current liabilities	237,345	(194,829)
Decrease in operating lease liability	(115,567)	(103,585)
Net cash provided by operating activities	2,684,239	1,624,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(12,215,611)	(3,534,670)
Payments made on cash surrender value of life insurance	(46,421)	(43,939)
Sale of property and equipment	18,517	4,500
Purchases of property and equipment	(62,718)	(48,747)
Net cash used in investing activities	(12,306,233)	(3,622,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	168,543	(153,264)
Proceeds of line of credit, net of repayments	9,556,389	2,167,052
Proceeds from notes payable	350,212	575,511
Repayment of notes payable	(771,576)	(288,400)
Proceeds from notes payable - stockholders and related parties	190,000	35,000
Repayment of notes payable - stockholders and related parties	(27,000)	(181,302)
Repayment of finance lease obligation	(12,494)	(11,857)
Proceeds from the sale of Series A Convertible Preferred Stock	—	400,000
Repayment of PPP loan	(91,852)	(55,224)
Paid-in capital	—	45
Dividends paid on Series A Convertible Preferred Stock	(116,200)	(89,191)
Net cash provided by financing activities	9,246,022	2,398,370

NET CHANGE IN CASH	(375,972)	400,224

CASH AT THE BEGINNING OF THE YEAR	421,211	20,987

CASH AT THE END OF THE YEAR	$45,239	$421,211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$78,046	$395,240
Interest paid	$3,704,469	$2,201,574
NON-CASH INVESTING AND FINANCING TRANSACTION:
Debt exchanged for Series A Convertible Preferred Stock	$—	$270,000
Operating lease assets obtained in exchange for lease liabilities	$—	$71,038

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFH” or the “Holdings”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida. SPFH issued 100,000 shares of common stock to its founder with a fair value of $100 in exchange for services provided.

Standard Premium Finance Management Corporation (“SPFMC” or the “Subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in thirty-one states.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

Finance charges on insurance premium installment contracts are initially recorded as unearned interest and are credited to income monthly over the term of the finance agreement. An initial service fee, where permissible, and the first month’s interest, on a pro rata basis, are recognized as income at the inception of a contract. The initial service fee can only be charged once to an insured in a twelve-month period. In accordance with industry practice, finance charges are recognized as income using the “Rule of 78s” method of amortizing finance charge income, which does not materially differ from the interest method of amortizing finance charge income on short term receivables. Late charges are recognized as income when charged. Unearned interest is netted against Premium Finance Contracts and Related Receivables on the balance sheets for reporting purposes.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

2. Summary of Significant Accounting Policies (Continued)

Cash, Cash Equivalents, and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents at December 31, 2023 and 2022.

The Company experienced a cash overdraft of $168,543 in its group of bank accounts at its primary lender as of December 31, 2023. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

Premium Finance Contracts and Related Receivable

The Company finances insurance premium on policies primarily for commercial enterprises. The term of each contract varies from three to twelve monthly payments. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to a power of attorney contained in the finance contract. As of December 31, 2023 and 2022, the amount of unearned premium on open and cancelled contracts totaled $87,618,261 and $71,315,354, respectively. The annual percentage interest rates on new contracts averaged approximately 17.0% and 15.3% during the years ended December 31, 2023 and 2022, respectively.

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

To estimate expected credit losses on loans that exhibit similar risk characteristics, the Company considers historical loss information (updated for current conditions and reasonable and supportable forecasts that affect the expected collectability of the amortized cost basis pool) using a loss-rate approach. The Company monitors the A.M. Best rating for insurance carriers whose policies are being financed as a factor of the quality of its contract receivables. As of December 31, 2023, and December 31, 2022, the Company did not expect any material degradation to the ratings of the insurance carriers it currently underwrites or anticipates underwriting in a way that would affect the allowance for credit losses.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment 5 - 7 years

Computer equipment and software 3 - 5 years

Leasehold improvements 10 years

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in valuation of deferred tax assets, allowance for credit losses, depreciable lives of property and equipment, and valuation of stock-based compensation.

Amortization of Line of Credit Costs

Amortization of line of credit costs is computed using the straight-line method over the life of the loan.

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are approximately $250,200 and $482,479 at December 31, 2023 and 2022, respectively. The Company mitigates this risk by maintaining its cash balances at a high-quality financial institution. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	December 31, 2023	December 31, 2022
Uninsured Balance	$250,200	$482,479
Plus: Insured balances	250,000	250,000
Plus: Balances at other institutions that do not exceed FDIC limit	45,239	17,758
Plus: Cash overdraft	168,543	—
Less: Outstanding checks	(668,743)	(329,026)

Cash per Consolidated Balance Sheet	$45,239	$421,211

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 61% and 59% of the Company’s business activity is with customers located in Florida for 2023 and 2022, respectively. Approximately 10% and 12% of the Company’s business activity is with customers located in Georgia for 2023 and 2022, respectively. Approximately 10% and 12% of the Company’s business activity is with customers located in North Carolina for 2023 and 2022, respectively. Approximately 10% and 9% of the Company’s business activity is with customers located in South Carolina for 2023 and 2022, respectively. There were no other significant regional, industrial or group concentrations during the years ended December 31, 2023 and 2022.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its CEO. The cash surrender value relative to the policy in place was $650,237 and $603,816 at December 31, 2023 and 2022, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of December 31, 2023 and 2022.

The Company filed consolidated tax returns for the years ended December 31, 2023 and 2022, which are subject to examination by federal and state tax jurisdictions. The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2023 and 2022.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic No. 718, “Stock Compensation,” which establishes the requirements for expensing equity awards. The Company measures and recognizes as compensation expense the fair value of all share-based payment awards based on estimated grant date fair values. Our stock-based compensation includes issuances made to directors, executives, employees and consultants, which includes employee stock options related to our 2019 Equity Incentive Plan and stock warrants. The determination of fair value involves a number of significant estimates. We use the Black-Scholes option pricing model to estimate the value of employee stock options and stock warrants which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based expectations of future developments over the term of the option.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

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

For each of the years ended December 31, 2023 and 2022, stock options to purchase 207,400 shares of common stock were outstanding and stock warrants to purchase 1,035,000 shares of common stock were outstanding as described in Note 12. 93,700 of the outstanding options vested on March 1, 2021, 93,700 stock options vested on March 1, 2022, 10,000 stock options vested on June 29, 2023, and the remaining 10,000 stock options vest on June 29, 2024. All the stock warrants vested immediately. The following table summarizes the effects of the outstanding options and warrants on earnings per share:

	December 31, 2023	December 31, 2022
Options included in the calculation of diluted EPS	197,400	187,400
Nonvested options	10,000	20,000
Total options outstanding	207,400	207,400

Warrants included in the calculation of diluted EPS	635,000	635,000
Vested but antidilutive warrants	400,000	400,000
Total warrants outstanding	1,035,000	1,035,000

The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. This preferred stock is anti-dilutive as of December 31, 2023 and 2022, and excluded from dilutive earnings per share.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company did not experience any impact on the consolidated financial statements from the adoption of the standard.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

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

At December 31, 2023 and 2022, premium finance contract and agents’ receivable consists of the following:

Description	December 31, 2023	December 31, 2022
Insurance premium finance contracts outstanding	$57,769,501	$45,520,349
Insurance premium finance contracts cancelled	5,832,574	6,005,601
	63,602,075	51,525,950
Amounts due from agents	804,131	645,648
Less: Unearned interest	(2,164,914)	(1,567,197)
	62,241,292	50,604,401
Less: Allowance for credit losses	(1,501,593)	(1,129,498)

Total	$60,739,699	$49,474,903

The allowance for credit losses at December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
Allowance for premium finance contracts	$1,336,157	$1,000,000
Allowance for amounts due from agents	165,436	129,498

Total allowance for credit losses	$1,501,593	$1,129,498

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

Activity in the allowance for credit losses for the years ended December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
Balance at the beginning of the year	$1,129,498	$1,193,757
Current year provision	1,669,000	1,347,475
Direct write-downs charged against the allowance	(1,639,416)	(1,513,814)
Recoveries of amounts previously charged off	342,511	102,080

Balance at end of the year	$1,501,593	$1,129,498

The Company maintains its allowance at gross amounts, which includes allowances for write-offs of unearned revenues. Provisions and write-offs per the note disclosures above are displayed at gross amounts, which include provisions and write-offs of unearned revenues. These write-offs are appropriately split between the principal (i.e. provision for credit losses) and interest/fee (i.e. contra-revenue) portions on the income statement. The following table shows a reconciliation between the total provision per the note disclosures and provision for credit losses on the consolidated statement of operations:

	December 31, 2023	December 31, 2022
Current additions to the allowance	$1,669,000	$1,347,475
Less: Contra-revenues	(718,185)	(613,435)
Provision for credit losses	$950,815	$734,040

The aging analyses of past-due contract receivables as of December 31, 2023 and December 31, 2022 are as follows:

As of December 31, 2023	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$147,915	$2,241	$7,536	$30,086	$187,778	$57,581,723	$57,769,501
Cancelled	1,041,232	976,535	456,897	1,913,339	4,388,003	1,444,571	5,832,574
Total	$1,189,147	$978,776	$464,433	$1,943,425	$4,575,781	$59,026,294	$63,602,075

As of December 31, 2022	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$175,972	$61,678	$22,360	$11,270	$271,280	$45,249,069	$45,520,349
Cancelled	1,363,841	850,939	340,619	720,429	3,275,828	2,729,773	6,005,601
Total	$1,539,813	$912,617	$362,979	$731,699	$3,547,108	$47,978,842	$51,525,950

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

4. Property and Equipment, Net

At December 31, 2023 and 2022, the Company’s property and equipment consists of the following:

	December 31, 2023	December 31, 2022

Computer Software	$26,207	$26,207
Automobile	155,881	128,614
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	73,145	62,494
Property and equipment, gross	386,317	348,399
Accumulated depreciation	(263,817)	(244,808)
Property and equipment, net	$122,500	$103,591

The Company recorded depreciation expense in other operating expenses of $25,292 and $22,283, respectively for the years ended December 31, 2023 and 2022.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company used its incremental borrowing rate of 5.25% for all operating leases as of December 31, 2023 and December 31, 2022. In September 2022, the Company renewed its secure facility lease as described below. In September 2022, the Company also entered into a new lease agreement for computer hardware as described below.

Office lease – On March 1, 2021, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,048 per month and expires in February 2024, including the renewal option (see Note 14). In February 2024, the Company renewed this lease, which expires in February 2027, including the renewal option.

Secure facility lease – On September 11, 2017, the Company entered into a five (5) year lease for a secure facility located in Miami, Florida. The lease had no renewal option. The lease was $1,233 per month and expired in August 2022. On September 26, 2022, the Company entered into a three (3) year lease for a secure facility located in Miami, Florida. The lease has no renewal option. The lease is $1,418 per month, with payment increases of 4% annually, and expires in September 2025. The right-of-use asset and operating lease liability at the execution of this lease totaled $48,979.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

5. Leases (Continued)

Server lease – On December 7, 2021, the Company entered into a five-year 5 lease for a computer server. The lease contains a bargain purchase option, which the Company intends to exercise. The Company recorded this lease as a finance lease. The fixed asset and lease liability at inception of the lease was $66,281 and $65,801, respectively. The Company used its incremental borrowing rate of 5.25% to determine the present value of the lease payment. The lease payments are $1,249 per month through December 2026.

Maturities of lease liabilities as of December 31, 2023 were as follows:

2024	$68,308
2025	45,918
2026	13,879
Total lease payments	128,105
Less: imputed interest	(6,706)
Present value of lease liabilities	$121,399

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	December 31, 2023	December 31, 2022

Right-of-use assets	Operating lease assets	$80,840	$196,407
Server lease	Finance lease assets	38,664	51,920
Total lease assets		$119,504	$248,327

Current operating lease liability	Current operating lease liabilities	$50,594	$122,554
Non-current operating lease liability	Long-term operating lease liabilities	30,246	73,853
Total operating lease liabilities		$80,840	$196,407

Current finance lease liability	Current finance lease liabilities	$13,166	$12,494
Non-current finance lease liability	Long-term finance lease liabilities	27,393	40,559
Total finance lease liabilities		$40,559	$53,053

The weighted-average remaining lease term was 1.97 years and 2.40 years as of December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023 and 2022, the total operating lease costs was $123,127 and $114,086, respectively. As of December 31, 2023 and 2022, operating lease payments include $27,490 and $97,978, respectively, of cost related to options to extend lease terms that are reasonably certain of being exercised.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date on insurance premium finance contracts received by the Company prior to the reporting date. As of December 31, 2023 and 2022, the draft payable balances are $2,681,359 and $1,827,884, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

7. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”) in anticipation of the phase-out of Libor on June 30, 2023. The Company recorded $117,228 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at December 31, 2023.

At December 31, 2023 and December 31, 2022, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO and two directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.55-2.96% per annum (8.09% and 6.87% at December 31, 2023 and 2022, respectively). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day SOFR falls below 0.50%. As of December 31, 2023 and 2022, the amount of principal outstanding on the line of credit was $42,377,736 and $32,821,347, respectively, and is reported on the consolidated balance sheet net of $3,021 and $107,722, respectively, of unamortized loan origination fees. Interest expense on this line of credit for the years ended December 31, 2023 and 2022 totaled approximately $3,023,000 and $1,554,000, respectively. The Company recorded amortized loan origination fee for the years ended December 31, 2023 and 2022 of $104,701 and $70,198, respectively. For the years ended December 31, 2023 and 2022, the Company paid a fee based on the unused portion of the line of credit totaling $17,272 and $29,956, respectively, which is included in interest expense. The Company had availability on this line of credit of $2,662,264 as of December 31, 2023.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and senior leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, copy of filings with regulatory bodies, and minimum balances. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. Management believes it was in compliance with the applicable debt covenants as of December 31, 2023 and December 31, 2022.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

8. PPP Loan (Continued)

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801 beginning on May 18, 2022. For the years ended December 31, 2023 and December 31, 2022, the Company paid interest on this loan of $1,761 and $7,185, respectively, which is included in interest expense. As of December 31, 2023 and December 31, 2022, the balance of the PPP loan is as follows:

	2023	2022
Total PPP loan	$123,924	$215,776
Less current maturities	(92,785)	(91,852)
Long-term maturities	$31,139	$123,924

9. Notes Payable

At December 31, 2023 and 2022 the balances of long-term unsecured notes to unrelated parties are as follows:

	December 31, 2023	December 31, 2022
Total notes payable - Others	$6,865,557	$7,286,921
Less current maturities	(2,181,400)	(1,340,597)

Long-term maturities	$4,684,157	$5,946,324

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$2,181,400	$1,340,597
2 years	2,993,500	1,857,400
3 years	1,393,157	2,586,267
4 years	197,500	1,440,157
5 years and beyond	100,000	62,500

	$6,865,557	$7,286,921

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2028. The notes roll-over at periods from one to four years on maturity unless the note holder requests repayment through written instructions within ninety days prior to the expiration date. Notes totaling $1,243,021 and $2,441,523 were rolled over during the years ended December 31, 2023 and 2022, respectively. Interest expense on these notes totaled approximately $496,000 and $507,000 during the year ended December 31, 2023 and 2022, respectively. The Company received proceeds on these notes of $350,212 and $575,511 for the years ended December 31, 2023 and 2022, respectively. The Company repaid principal on these notes of $771,576 and $288,400 for the years ended December 31, 2023 and 2022, respectively. In April 2022, the Company exchanged $250,000 of these notes for 25,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

10. Notes Payable – Stockholders and Related Parties

At December 31, 2023 and 2022, the balances of long-term notes payable to stockholders and related parties are as follows:

	December 31, 2023	December 31, 2022
Total notes payable - Related parties	$2,088,000	$1,925,000
Less current maturities	(310,000)	(109,000)

Long-term maturities	$1,778,000	$1,816,000

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$310,000	$109,000
2 years	316,000	775,000
3 years	885,000	166,000
4 years	72,000	875,000
5 years	505,000	—

	$2,088,000	$1,925,000

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2028. The notes roll-over at periods from one to four years on maturity unless the note holder requests repayment through written instructions within ninety days prior to the expiration date. Notes totaling $587,000 and $862,000 were rolled over during the years ended December 31, 2023 and 2022, respectively. Interest expense on these notes totaled approximately $154,000 and $156,000 during the year ended December 31, 2023 and 2022, respectively. The Company received proceeds on these notes of $190,000 and $35,000 for the years ended December 31, 2023 and 2022, respectively. The Company repaid principal on these notes of $27,000 and $181,302 for the years ended December 31, 2023 and 2022, respectively. In January 2022, the Company exchanged $20,000 of these notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. There were no gains or losses on this exchange.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

11. Income Taxes

The provision for income taxes for the years ended December 31, 2023 and 2022, consisted of the following:

	For the Year Ended December 31,
	2023	2022
Statutory rate applied to income before income taxes	$193,962	$256,841
Increase in income taxes results from:
Temporary differences	(1,971)	(57,772)
Non-deductible expenses	(11,500)	7,121
Change in valuation allowance	—	—

Income tax expense	$180,491	$206,190

	2023	2022
Income tax benefit at US statutory rate of 21%	21.00%	21.00%
Income tax benefit - state	3.80%	4.37%
Non-deductible expense	-1.61%	0.70%
Change in temporary differences	-0.28%	-5.71%
Change in valuation allowance	0.00%	0.00%

Income tax expense	22.91%	20.36%

	2023	2022
Deferred tax assets:
Allowance for uncollectible	$337,080	$253,715
Stock compensation	28,336	11,257
Book to tax depreciation	25,584	23,192
Gross deferred tax assets	391,000	288,164
Valuation allowance	—	—

Net deferred tax assets	$391,000	$288,164

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

12. Equity

Preferred Stock

As of December 31, 2023 and 2022, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible preferred stock. As of each of December 31, 2023 and 2022, there were 166,000 shares of Series A convertible preferred stock issued and outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of December 31, 2023, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A convertible preferred stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the years ended December 31, 2023 and 2022, the Board of Directors has declared and paid dividends on the preferred stock of $116,200 and $89,191, respectively. As of each of December 31, 2023 and 2022, preferred dividends are in arrears by $29,050.

December 31, 2022 dividends in arrears were declared and paid in January 2023. December 31, 2023 dividends in arrears were declared and paid in January 2024.

In January 2022, the Company exchanged $20,000 of its notes payable for 2,000 shares of Series A Convertible Preferred Stock at a price of $10.00 per share. On April 30, 2022, the Company issued 65,000 shares of Series A Convertible Preferred Stock for $400,000 cash and exchanged for $250,000 of its notes payable at a price of $10.00 per share. There were no gains or losses on these exchanges.

Common Stock

As of both December 31, 2023 and 2022, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

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

The following table summarizes information about employee stock options outstanding at December 31, 2023:

	Outstanding Options			Vested Options

Exercise Price	Number Outstanding at December 31, 2023	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2023	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.80	187,400	6.17	$0.80	187,400	6.17	$0.80
$4.50	10,000	8.50	$4.50	5,000	8.50	4.50
$4.95	10,000	3.50	$4.95	5,000	3.50	4.95
Outstanding options	207,400	6.15	$1.18	197,400	6.15	$1.00

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

12. Equity (Continued)

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	187,400	$0.80	8.2 years	—
Issued	20,000	$4.73	7.5 years	—
Exercised	—	—	—	—
Outstanding at December 31, 2022	207,400	$1.18	7.15 years	$1,091,236
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2023	207,400	$1.18	6.15 years	$705,224
Exercisable at December 31, 2023	197,400	$1.00	6.16 years	$704,924

On June 29, 2022 20,000 of the above options were granted to designated Officers. Half of these options vested on June 29, 2023 and the other half vest on June 29, 2024. During the years ended December 31, 2023 and 2022, the Company recognized $28,200 and $19,878, respectively, of stock option expense.

The fair value of the stock options originated in 2022 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	$4.50 Strike	$4.95 Strike
(1) dividend yield of	0%	0%
(2) expected volatility of	50%	50%
(3) risk-free interest rate of	3.10%	3.10%
(4) expected life of	10 years	5 years
(5) estimated fair value	$4.50	$4.50

Stock Warrants

On June 1, 2022 the Company issued 60,000 of previously authorized warrants for the purchase of common stock. The 60,000 Class W4A warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. A summary of information regarding the stock warrants outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	975,000	$7.28	3.5 years	—
Issued	60,000	$4.00	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2022	1,035,000	$7.09	2.6 years	$1,549,400
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2023	1,035,000	$7.09	1.6 years	$355,600
Exercisable at December 31, 2023	1,035,000	$7.09	1.6 years	$355,600

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

12. Equity (Continued)

The above outstanding warrants were issued on June 29, 2022, June 11, 2021 and April 1, 2020, to designated Officers, Directors, and consultants with a total fair value of $10,800, $9,275 and $27,200 on the grant date, respectively. The warrants vested immediately. During the years December 31, 2023 and 2022, the Company recognized $0 and $10,800, respectively, of stock warrant expense.

The fair value of the stock options originated in 2022 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Grant Date
(1) dividend yield of	0%
(2) expected volatility of	50%
(3) risk-free interest rate of	2.94%
(4) expected life of	5 years
(5) estimated fair value	$1.17

13. Employee Benefit Plan

The Company maintains a qualified retirement profit sharing plan and a 401(k) retirement plan, which covers substantially all employees. Employees ratably vest in the plan over six years and the Company’s contributions to the profit sharing plan are discretionary. The Company matches a portion of employee contributions to the 401(k) plan. Total 401(k) matching and profit sharing plan contributions of $30,688 and $50,000 were made for the years ended December 31, 2023 and 2022, respectively.

14. Related Party Transactions

The Company has engaged in transactions with related parties primarily shareholders, officers and directors and their relatives that involve financing activities and services to the Company. The following discussion summarizes its activities with related parties.

14. Related Party Transactions

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

Notes Payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of December 31, 2023 and 2022, the amounts advanced were $2,088,000 and $1,925,000, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2023 and 2022

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

15. Commitments and Contingencies

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

16. Subsequent Events

In January 2024, the Company issued $42,000 of notes payable, repaid $15,000 of notes payable, and issued $30,000 of notes payable (stockholders and related party). In February 2024, the Company repaid $17,000 of notes payable and issued $260,000 of notes payable (stockholders and related party).

In January 2024, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

In February 2024, the Company renewed its lease on its principal office (see Note 5).

