Form 10-Q
period 2024-03-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2024-05-13
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

There were 2,905,016 shares of common stock issued and outstanding as of May 13, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, our potential future business acquisitions, future economic performance, operating income and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan,” “would,” “could,” “can,” “may,” and similar terms. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 15, 2024. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED
MARCH 31, 2024

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2024 (unaudited) and December 31, 2023

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,144	$45,239
Premium finance contracts and related receivable, net of allowance for credit losses of $1,599,435 and $1,501,593 at March 31, 2024 and December 31, 2023, respectively	65,229,278	60,739,699
Prepaid expenses and other current assets	722,501	307,206
TOTAL CURRENT ASSETS	65,952,923	61,092,144

Property and equipment, net	141,201	122,500
Operating lease assets	286,196	80,840
Finance lease assets	35,350	38,664

OTHER ASSETS
Cash surrender value of life insurance	658,414	650,237
Deferred tax asset	412,000	391,000
TOTAL OTHER ASSETS	1,070,414	1,041,237

TOTAL ASSETS	$67,486,084	$62,375,385

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$175,448	$168,543
Line of credit, net	44,737,234	42,374,715
Drafts payable	4,015,933	2,681,359
Note payable - current portion	2,939,400	2,181,400
Note payable - stockholders and related parties - current portion	355,000	310,000
Payroll Protection Program loan - current portion	108,435	92,785
Operating lease obligation - current portion	117,997	50,594
Finance lease obligation - current portion	13,340	13,166
Accrued expenses and other current liabilities	1,795,811	1,555,044
TOTAL CURRENT LIABILITIES	54,258,598	49,427,606

LONG-TERM LIABILITIES
Note payable, net of current portion	4,402,855	4,684,157
Note payable - stockholders and related parties, net of current portion	2,131,000	1,778,000
Payroll Protection Program loan, net of current portion	7,794	31,139
Operating lease obligation, net of current portion	168,199	30,246
Finance lease obligation, net of current portion	23,992	27,393
TOTAL LONG-TERM LIABILITIES	6,733,840	6,550,935

TOTAL LIABILITIES	60,992,438	55,978,541

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at March 31, 2024 and December 31, 2023	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 2,905,016 shares issued and outstanding at March 31, 2024 and December 31, 2023	2,905	2,905
Additional paid in capital	3,418,901	3,411,851
Retained earnings	3,071,674	2,981,922
TOTAL STOCKHOLDERS' EQUITY	6,493,646	6,396,844

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,486,084	$62,375,385

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

REVENUES
Finance charges	$2,451,201	$1,737,944
Late charges	277,370	247,229
Origination fees	101,382	93,631

TOTAL REVENUES	2,829,953	2,078,804

OPERATING COSTS AND EXPENSES

Interest	1,083,160	791,647
Salaries and wages	529,648	429,250
Commissions	386,543	242,435
Provision for credit losses	225,113	191,853
Professional fees	102,233	87,820
Postage	30,057	27,878
Insurance	47,759	27,474
Other operating expenses	260,846	200,699

TOTAL COSTS AND EXPENSES	2,665,359	1,999,056

INCOME BEFORE INCOME TAXES	164,594	79,748

PROVISION FOR INCOME TAXES	45,792	10,868

NET INCOME	118,802	68,880

PREFERRED SHARE DIVIDENDS	(29,050)	(29,050)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$89,752	$39,830

Net income per share attributable to common stockholders
Basic	0.03	0.01
Diluted	0.03	0.01

Weighted average common shares outstanding
Basic	2,905,016	2,905,016
Diluted	3,051,788	3,357,414

 See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2022	166,000	$166	2,905,016	$2,905	$3,383,651	$2,565,720	$5,952,442

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	68,880	68,880
BALANCE AT MARCH 31, 2023 (unaudited)	166,000	$166	2,905,016	$2,905	$3,390,701	$2,605,550	$5,999,322

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2023	166,000	$166	2,905,016	$2,905	$3,411,851	$2,981,922	$6,396,844

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	118,802	118,802
BALANCE AT MARCH 31, 2024 (unaudited)	166,000	$166	2,905,016	$2,905	$3,418,901	$3,071,674	$6,493,646

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$118,802	$68,880
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	7,967	6,257
Amortization of right to use asset - operating lease	29,979	28,285
Amortization of finance lease asset	3,314	3,314
Provision for credit losses	225,113	191,853
Amortization of loan origination fees	394	28,519
Options issued for services	7,050	7,050
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(415,295)	(1,008)
(Increase)/Decrease in deferred tax asset, net	(21,000)	(15,836)
Increase/(Decrease) in drafts payable	1,334,574	509,384
Increase/(Decrease) in accrued expenses and other current liabilities	240,767	136,446
Decrease in operating lease liability	(29,979)	(28,285)
Net cash provided by operating activities	1,501,686	934,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(4,714,692)	(2,734,693)
Payments made on cash surrender value of life insurance	(8,177)	(7,651)
Purchases of property and equipment	(26,668)	—
Net cash used in investing activities	(4,749,537)	(2,742,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	6,905	—
Proceeds of line of credit, net of repayments	2,362,125	1,915,761
Proceeds from notes payable	518,698	25,000
Repayment of notes payable	(42,000)	(242,000)
Proceeds from notes payable - stockholders and related parties	398,000	30,000
Repayment of notes payable - stockholders and related parties	—	(27,000)
Repayment of finance lease obligation	(3,227)	(3,062)
Repayment of PPP loan	(7,695)	(22,883)
Dividends paid on Series A Convertible Preferred Stock	(29,050)	(29,050)
Net cash provided by financing activities	3,203,756	1,646,766

NET CHANGE IN CASH	(44,095)	(160,719)

CASH AT THE BEGINNING OF THE PERIOD	45,239	421,211

CASH AT THE END OF THE PERIOD	$1,144	$260,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$—	$—
Interest paid	$1,065,259	$779,684
NON-CASH INVESTING AND FINANCING TRANSACTION:
Operating lease assets obtained in exchange for lease liabilities	$235,335	$—

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

March 31, 2024

(unaudited)

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFH” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.

Standard Premium Finance Management Corporation (“SPFMC” or the “subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in thirty-three states.

The accompanying consolidated financial statements include the accounts of SPFH and its wholly-owned subsidiary SPFMC. SPFH and its subsidiary are collectively referred to as (“the Company”). All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements (unaudited), which include the accounts of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2023.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary for the fiscal year ended December 31, 2023, have been omitted.

Cash and Cash Equivalents and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. There are no cash equivalents at March 31, 2024 and December 31, 2023.

The Company experienced a cash overdraft of $175,448 and $168,543 in its group of bank accounts at its primary lender as of March 31, 2024 and December 31, 2023, respectively. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from three to twelve monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of March 31, 2024 and December 31, 2023, the portfolio has an amortized cost basis of $68,421,630 and $63,602,075, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to a power of attorney contained in the finance contract. As of March 31, 2024, and December 31, 2023, the amount of unearned premium on open and cancelled contracts totaled $93,843,332 and $87,618,261, respectively. The annual percentage interest rates on new contracts averaged approximately 17.2% and 16.5% during the three months ended March 31, 2024 and 2023, respectively.

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

To estimate expected credit losses on loans that exhibit similar risk characteristics, the Company considers historical loss information (updated for current conditions and reasonable and supportable forecasts that affect the expected collectability of the amortized cost basis pool) using a loss-rate approach. The Company monitors the A.M. Best rating for insurance carriers whose policies are being financed as a factor of the quality of its contract receivables. As of March 31, 2024, and December 31, 2023, the Company did not expect any material degradation to the ratings of the insurance carriers it currently underwrites or anticipates underwriting in a way that would affect the allowance for credit losses.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $94,839 and $250,200 at March 31, 2024 and December 31, 2023, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	March 31, 2024 (unaudited)	December 31, 2023
Uninsured balance	$94,839	$250,200
Plus: Insured balances	250,000	250,000
Plus: Balances at institutions that do not exceed FDIC limit	1,144	45,239
Plus: Cash overdraft	175,448	168,543
Less: Outstanding checks	(520,287)	(668,743)

Cash per Consolidated Balance Sheet	$1,144	$45,239

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 62% and 59% of the Company’s business activity is with customers located in Florida for 2024 and 2023, respectively. Approximately 10% and 12% of the Company’s business activity is with customers located in Georgia for 2024 and 2023, respectively. Approximately 9% and 12% of the Company's business activity is with customers located in North Carolina for 2024 and 2023, respectively. Approximately 11% and 10% of the Company's business activity is with customers located in South Carolina for 2024 and 2023, respectively. There were no other significant regional, industrial or group concentrations during the three months ended March 31, 2024 and 2023.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place at March 31, 2024 and December 31, 2023 was $658,414 and $650,237, respectively. In March 2024, the Company executed a $641,934 loan against the life insurance policy. The loan accrues interest at a blended interest rate of 6.64% and has no maturity date. The loan was funded in April 2024.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of March 31, 2024

Tax returns are open to examination by taxing authorities for three years after filing. No income tax returns are currently under examination by taxing authorities. SPFMC and SPFH recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. SPFMC and SPFH did not have any accrued interest or penalties associated with uncertain tax positions as of March 31, 2024 and December 31, 2023.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

For each of the three months ended March 31, 2024 and 2023, stock options to purchase 207,400 shares of common stock were outstanding and stock warrants to purchase 1,035,000 shares of common stock were outstanding as described in Note 11. 93,700 of these options vested on March 1, 2021, 93,700 stock options vested on March 1, 2022, 10,000 stock options vested on June 29, 2023, and the remaining 10,000 stock options vest on June 29, 2024. All the stock warrants vested immediately. The following table summarizes the effects of the outstanding options and warrants on earnings per share:

	March 31, 2024 (unaudited)	March 31, 2023 (unaudited)
Options included in the calculation of diluted EPS	187,400	187,400
Vested but antidilutive options	10,000	—
Nonvested options	10,000	20,000
Total options outstanding	207,400	207,400

Warrants included in the calculation of diluted EPS	—	635,000
Vested but antidilutive warrants	1,035,000	400,000
Total warrants outstanding	1,035,000	1,035,000

The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. This preferred stock is anti-dilutive as of March 31, 2024 and December 31, 2023, and excluded from dilutive earnings per share.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

At March 31, 2024 and December 31, 2023, premium finance contract and agents’ receivable consists of the following:

Description	March 31, 2024	December 31, 2023
Insurance premium finance contracts outstanding	$63,752,872	$57,769,501
Insurance premium finance contracts cancelled	4,668,758	5,832,574
	68,421,630	63,602,075
Amounts due from agents	872,586	804,131
Less: Unearned interest	(2,465,503)	(2,164,914)
	66,828,713	62,241,292
Less: Allowance for credit losses	(1,599,435)	(1,501,593)

Total	$65,229,278	$60,739,699

The allowance for credit losses at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Allowance for premium finance contracts	$1,433,999	$1,336,157
Allowance for amounts due from agents	165,436	165,436

Total allowance for credit losses	$1,599,435	$1,501,593

Activity in the allowance for credit losses for the three months ended March 31, 2024 and the year ended December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Balance at the beginning of the year	$1,501,593	$1,129,498
Current year provision	424,000	1,669,000
Direct write-downs charged against the allowance	(375,586)	(1,639,416)
Recoveries of amounts previously charged off	49,428	342,511

Balance at end of the year	$1,599,435	$1,501,593

The Company maintains a gross allowance, which includes allowances for write-offs of unearned revenues. The provisions and write-offs per this footnote are also displayed at gross amounts. These write-offs are split between the principal (i.e. provision for credit losses) and interest/fee (i.e. contra-revenue) portions on the consolidated statement of operations. The following table shows a reconciliation between the gross provision per this footnote and the provision for credit losses on the consolidated statement of operations:

	For the three months ended March 31,
	2024 (unaudited)	2023 (unaudited)
Current additions to the allowance	$424,000	$366,000
Less: Contra-revenues	(198,887)	(174,147)
Provision for credit losses	$225,113	$191,853

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

The aging analyses of contract receivables as of March 31, 2024 and December 31, 2023 are as

follows:

				Greater
As of March 31, 2024	30–59 Days	60–89 Days	90-119 Days	Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$62,648	$8,705	$4,971	$6,582	$82,906	$63,669,966	$63,752,872
Cancelled	723,332	602,893	347,765	2,221,425	3,895,415	773,343	4,668,758
Total	$785,980	$611,598	$352,736	$2,228,007	$3,978,321	$64,443,309	$68,421,630

				Greater
As of December 31, 2023	30–59 Days	60–89 Days	90-119 Days	Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$147,915	$2,241	$7,536	$30,086	$187,778	$57,581,723	$57,769,501
Cancelled	1,041,232	976,535	456,897	1,913,339	4,388,003	1,444,571	5,832,574
Total	$1,189,147	$978,776	$464,433	$1,943,425	$4,575,781	$59,026,294	$63,602,075

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	March 31, 2024
	(unaudited)	December 31, 2023

Computer Software	$26,207	$26,207
Automobile	180,815	155,881
Furniture & Fixtures	14,273	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	74,879	73,145
Property and equipment, gross	412,985	386,317
Accumulated depreciation	(271,784)	(263,817)
Property and equipment, net	$141,201	$122,500

The Company recorded depreciation expense in other operating expenses of $7,967 and $6,257, respectively for the three months ended March 31, 2024 and 2023.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. In March 2024, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2026 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335. The Company used its incremental borrowing rate of 5.25% for all operating leases as of March 31, 2024 and December 31, 2023.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

5. Leases (Continued)

Office lease – On March 1, 2024, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,048 per month and expires in February 2026, including the renewal option (see Note 12).

Secure facility lease – On September 26, 2022, the Company entered into a three (3) year lease for a secure facility located in Miami, Florida. The lease has no renewal option. The lease is $1,418 per month, with payment increases of 4% annually, and expires in September 2025. The right-of-use asset and operating lease liability at the execution of this lease totaled $48,979.

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

		March 31, 2024
Leases	Classification	(unaudited)	December 31, 2023

Right-of-use assets	Operating lease assets	$286,196	$80,840
Server lease	Finance lease assets	35,350	38,664
Total lease assets		$321,546	$119,504

Current operating lease liability	Current operating lease liabilities	$117,997	$50,594
Non-current operating lease liability	Long-term operating lease liabilities	168,199	30,246
Total operating lease liabilities		$286,196	$80,840

Current finance lease liability	Current finance lease liabilities	$13,340	$13,166
Non-current finance lease liability	Long-term finance lease liabilities	23,992	27,393
Total finance lease liabilities		$37,332	$40,559

The weighted-average remaining lease term was 2.64 years and 1.97 years as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the total lease cost was $34,655 and $30,056, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date, on insurance premium finance contracts received by the Company prior to the reporting date. As of March 31, 2024 and December 31, 2023, the draft payable balances are $4,015,933 and $2,681,359, respectively.

7. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at March 31, 2024.

At March 31, 2024 and December 31, 2023, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and two members of the Board of Directors of the Company. The line of credit is secured by all Company assets and is personally guaranteed by our CEO and two directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.55-2.96% per annum (8.29% at March 31, 2024 and 8.09% at December 31, 2023). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day SOFR falls below 0.50%. As of March 31, 2024, the amount of principal outstanding on the line of credit was $44,739,861 and is reported on the consolidated balance sheet net of $2,627 of unamortized loan origination fees. As of December 31, 2023, the amount of principal outstanding on the line of credit was $42,377,736 and is reported on the consolidated balance sheet net of $3,021 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended March 31, 2024 and 2023 totaled approximately $911,000 and $586,000, respectively. The Company recorded amortized loan origination fees for the three months ended March 31, 2024 and 2023 of $394 and $28,519, respectively, which is included in interest expense. Availability on this line of credit was $260,139 as of March 31, 2024.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. Management believes it was in compliance with the applicable debt covenants as of March 31, 2024 and December 31, 2023.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801.12 beginning on May 18, 2022. For the three months ended March 31, 2024 and 2023, the Company paid interest on this loan of $521 and $107, respectively, which is included in interest expense. As of March 31, 2024 and December 31, 2023, the balance of the PPP loan is as follows:

	March 31, 2024 (unaudited)	December 31, 2023
Total PPP loan	$116,229	$123,924
Less current maturities	(108,435)	(92,785)
Long-term portion of PPP loan	$7,794	$31,139

9. Notes Payable

At March 31, 2024 and December 31, 2023, the balances of long-term unsecured notes to unrelated parties are as follows:

	March 31, 2024
	(unaudited)	December 31, 2023
Total notes payable - Others	$7,342,255	$6,865,557
Less current maturities	(2,939,400)	(2,181,400)

Long-term maturities	$4,402,855	$4,684,157

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2028. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $126,000 and $128,000 during the three months ended March 31, 2024 and 2023, respectively. The Company received proceeds on these notes of $518,699 and $25,000 for the three months ended March 31, 2024 and 2023, respectively. The Company repaid principal on these notes of $42,000 and $242,000 for the three months ended March 31, 2024 and 2023, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

10. Notes Payable – Stockholders and Related Parties

At March 31, 2024 and December 31, 2023, the balances of long-term notes payable to stockholders and related parties are as follows:

	March 31, 2024
	(unaudited)	December 31, 2023
Total notes payable - Related parties	$2,486,000	$2,088,000
Less current maturities	(355,000)	(310,000)

Long-term maturities	$2,131,000	$1,778,000

These are notes payable to stockholders and related parties. The notes have interest payable monthly ranging from 8% per annum and are unsecured and subordinated. The principal is due on various dates through March 31, 2028. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $44,000 and $39,000 during the three months ended March 31, 2024 and 2023, respectively. The Company received proceeds on these notes of $398,000 and $30,000 for the three months ended March 31, 2024 and 2023, respectively. The Company repaid principal on these notes of $0 and $27,000 for the three months ended March 31, 2024 and 2023, respectively.

11. Equity

Preferred Stock

As of March 31, 2024, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of March 31, 2024, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended March 31, 2024 and 2023, the Board of Directors has declared and paid dividends on the preferred stock of $29,050 and $29,050, respectively. As of March 31, 2024 and December 31, 2023, preferred dividends are in arrears by $29,050 and $29,050, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

11. Equity (Continued)

December 31, 2022 dividends in arrears were declared and paid in January 2023. March 31, 2023 dividends in arrears were declared and paid in April 2023. June 30, 2023 dividends in arrears were declared and paid in July 2023. September 30, 2023 dividends in arrears were declared and paid in October 2023. December 31, 2023 dividends in arrears were declared and paid in January 2024. March 31, 2024 dividends in arrears were declared and paid in May 2024.

Common Stock

As of both March 31, 2024 and December 31, 2023, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,905,016 shares were issued and outstanding.

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

The following table summarizes information about employee stock options outstanding at March 31, 2024:

	Outstanding Options			Vested Options
Exercise Price	Number Outstanding at March 31, 2024	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable at March 31, 2024	Weighted Average Remaining Term	Weighted Average Exercise Price
$0.80	187,400	5.92	$0.80	187,400	5.92	$0.80
$4.50	10,000	8.25	$4.50	5,000	8.25	4.50
$4.95	10,000	3.24	$4.95	5,000	3.24	4.95
Outstanding options	207,400	5.90 years	$1.18	197,400	5.90 years	$1.00

 A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2023	207,400	$1.18	6.15 years	$705,224
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2024	207,400	$1.18	5.90 years	$462,878
Exercisable at March 31, 2024	197,400	$1.00	5.90 years	$462,878

During each of the three months ended March 31, 2024 and 2023, the Company recognized $7,050 of stock option expense.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

11. Equity (Continued)

Stock Warrants

A summary of information regarding the stock warrants outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2023	1,035,000	$7.09	1.6 years	$355,600
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2024	1,035,000	$7.09	1.33 years	—
Exercisable at March 31, 2024	1,035,000	$7.09	1.33 years	—

The warrants vested immediately. During each of the three months ended March 31, 2024 and 2023, the Company recognized no stock warrant expense.

12. Related Party Transactions

The Company has engaged in transactions with related parties primarily shareholders, officers and directors and their relatives that involve financing activities and services to the Company. The following discussion summarizes its activities with related parties.

Office lease

The Company entered a three-year lease for its office space in Miami, FL with an entity that is controlled by our CEO and related parties. The Company leases approximately 3,000 square feet of office space. Rent of $7,048 is paid monthly. The lease contract expires in February 2026.

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

Notes payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of March 31, 2024 and December 31, 2023, the amounts advanced were $2,131,000 and $1,778,000, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2024 (unaudited)

12. Related Party Transactions (Continued)

Stock options

As discussed in Note 11, on June 29, 2022, the Company issued 20,000 stock options to officers and directors under the terms of the 2019 Equity Incentive Plan. The total impact on earnings from this transaction is $56,400, which is being amortized over 24 months at a rate of $2,350 per month. This transaction will also increase additional paid-in capital over the same period at the same rate.

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

14. Subsequent Events

In April 2024, the Company issued $620,000 of notes payable – related party, issued $325,652 of notes payable, and repaid $10,000 of notes payable. In May 2024, the Company repaid $10,000 of notes payable.

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

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Arizona, Colorado, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Texas, and Virginia. Throughout 2023, we obtained licenses in fourteen additional states. We intend to continue to expand our market into new states as part of our organic growth trend. Loans are originated primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 66% ($44,737,234) of its capital and total liabilities as of March 31, 2024. As of March 31, 2024, the Company’s subordinated notes payable and PPP loan represented approximately 15% ($9,944,484) of the Company’s capital and total liabilities, operating liabilities provide approximately 9% ($6,310,720) of the Company’s capital and total liabilities, preferred equity provides approximately 3% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common stock paid-in capital represents the remaining 7% ($4,833,646) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended March 31,
	2024 (unaudited)	2023 (unaudited)
Gross Revenue	$2,829,953	$2,078,804
Originations	$39,215,406	$30,910,034
Interest Earned Rate	17.2%	16.5%
Cost of Funds Rate, Gross	7.92%	7.22%
Cost of Funds Rate, Net	6.60%	5.56%
Reserve Ratio	2.18%	1.94%
Provision Rate	0.57%	0.62%
Return on Assets	0.55%	0.30%
Return on Equity	7.21%	3.69%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2024 Compared to the Three Months ended March 31. 2023

Revenue

Revenue increased by 36.1% overall or $751,149 to $2,829,953 for the three months ended March 31, 2024 from $2,078,804 for the three months ended March 31, 2023. The increase in revenue was primarily due to a 41.0% or $713,257 increase in finance charges and a 12.2% or $30,141 increase in late charges. Revenue from finance charges comprised 86.6% and 83.6% of overall revenue for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 compared to the three months ended March 31, 2023, the company financed an additional $8,305,372 in new loan originations. This increase was due largely to increased marketing efforts throughout our established states and new states. The total quantity of loan originations increased by 456 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expense

Expenses increased by 33.3% or $666,303 to $2,665,359 for the three months ended March 31, 2024 from $1,999,056 for the three months ended March 31, 2023.

The increase in expenses was primarily due to increases in the following categories:

•	$291,513 increase in interest expense as a result of increases in the line of credit interest rate and increased borrowings on the line of credit to fund growth in the loan portfolio. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022 and 2023, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month SOFR. As of March 31, 2024 and 2023, our line of credit’s interest rate was 8.29% and 7.42%, respectively. Furthermore, as of March 31, 2024, our net borrowings on the line of credit had increased by $10,079,329 to $44,737,234 from $34,657,905 at March 31, 2023. This increase in borrowings is due primarily to increased loan originations.
•	$144,108 increase in commissions as a result of increased loan originations because commissions are correlated with the amount of loan originations.
•	$68,551 increase in salaries and wages expense primarily related to the hiring of additional marketing representatives in new and existing territories.

Income before Taxes

Income before taxes increased by $84,846 to $164,954 for the three months ended March 31, 2024 from $79,748 for the three months ended March 31, 2023. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased by $34,924 to $45,792 for the three months ended March 31, 2024 from $10,868 for the three months ended March 31, 2023. This increase was primarily attributable to the increase in taxable income.

Net Income

Net Income increased by $49,922 to $118,802 for the three months ended March 31, 2024 from $68,880 for the three months ended March 31, 2023. This increase was attributable to the $84,846 increase in income before taxes related primarily to increased revenues, partially offset by the $34,924 increase in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of March 31, 2024

We had $1,144 of cash and a working capital surplus of $11,694,325 at March 31, 2024. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025 and replaced the benchmark rate of the loan from 30-day LIBOR to 30-day SOFR (Secured Overnight Financing Rate). LIBOR ceased to be published after June 30, 2023. The terms of the amended line of credit include an interest rate based on the 30-day SOFR rate plus an applicable margin of 2.55% - 2.96%, with a minimum rate of 3.35%. The applicable margin is based on the Company’s ratio of total liabilities to tangible net worth. As of March 31, 2024, the Company’s applicable margin was 2.96%. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. We anticipate that the interest rate we pay on our revolving credit agreement will remain elevated due to the recently adopted benchmark interest rate increases by the Federal Reserve Board. We believe that we will be able to pass along a portion of the interest rate increase on loans funded after the interest rate increase so that material effects to our net interest spread can be mitigated. Furthermore, because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next 12 months.

During the three months ended March 31, 2024, the Company raised an additional $398,000 in subordinated notes payable – related parties and $518,698 in subordinated notes payable. The Company repaid $42,000 of notes payable. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024 (“2023 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended March 31, 2024, there have been no material changes in our risk factors disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	By-laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on May 2, 2022)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K filed on March 17, 2023)
10.1*	2019 Equity Incentive Plan.(Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(a)*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3(b)*	Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*	Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)

10.6	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020. (Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.8	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.9	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K filed on March 17, 2023)
10.10	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K filed on March 17, 2023)
10.11	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.12	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)
10.13*	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.14*	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)

10.15	Procedures and Guidelines Governing Securities Transactions by Company Personnel. (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)

14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

______________________________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2024

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

