Form 10-Q
period 2024-09-30
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2024-11-14
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

There were 3,001,216 shares of common stock issued and outstanding as of November 14, 2024.

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

1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED
SEPTEMBER 30, 2024

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2024 (unaudited) and December 31, 2023

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,150	$45,239
Premium finance contracts and related receivable, net of allowance for credit losses of $1,849,130 and $1,501,593 at September 30, 2024 and December 31, 2023, respectively	67,785,348	60,739,699
Prepaid expenses and other current assets	379,374	307,206
TOTAL CURRENT ASSETS	68,166,872	61,092,144

Property and equipment, net	131,956	122,500
Operating lease assets	231,292	80,840
Finance lease assets	28,722	38,664

OTHER ASSETS
Cash surrender value of life insurance	48,847	650,237
Deferred tax asset	475,000	391,000
TOTAL OTHER ASSETS	523,847	1,041,237

TOTAL ASSETS	$69,082,689	$62,375,385

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$473,163	$168,543
Line of credit, net	43,789,908	42,374,715
Drafts payable	3,652,123	2,681,359
Note payable - current portion	2,870,992	2,181,400
Note payable - stockholders and related parties - current portion	376,000	310,000
Other loans - current portion	79,916	92,785
Operating lease obligation - current portion	121,487	50,594
Finance lease obligation - current portion	13,694	13,166
Accrued expenses and other current liabilities	1,705,566	1,555,044
TOTAL CURRENT LIABILITIES	53,082,849	49,427,606

LONG-TERM LIABILITIES
Note payable, net of current portion	6,033,254	4,684,157
Note payable - stockholders and related parties, net of current portion	2,663,040	1,778,000
Other loans, net of current portion	—	31,139
Operating lease obligation, net of current portion	109,806	30,246
Finance lease obligation, net of current portion	17,055	27,393
TOTAL LONG-TERM LIABILITIES	8,823,155	6,550,935

TOTAL LIABILITIES	61,906,004	55,978,541

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at September 30, 2024 and December 31, 2023	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 3,001,216 and 2,905,016 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,001	2,905
Additional paid in capital	3,502,815	3,411,851
Retained earnings	3,670,703	2,981,922
TOTAL STOCKHOLDERS' EQUITY	7,176,685	6,396,844

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,082,689	$62,375,385

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

REVENUES
Finance charges	$2,680,586	$2,237,445	$7,849,924	$5,951,391
Late charges	301,302	267,111	880,063	755,819
Origination fees	91,459	89,803	292,611	274,393

TOTAL REVENUES	3,073,347	2,594,359	9,022,598	6,981,603

OPERATING COSTS AND EXPENSES

Interest	1,153,662	1,027,037	3,352,760	2,724,850
Salaries and wages	527,082	455,764	1,590,218	1,306,839
Commissions	411,114	309,259	1,143,003	822,831
Provision for credit losses	242,651	284,393	771,830	631,174
Professional fees	49,249	71,986	237,598	237,819
Postage	27,077	30,527	87,342	87,217
Insurance	31,334	23,920	129,897	86,971
Other operating expenses	224,352	236,979	703,290	600,981

TOTAL COSTS AND EXPENSES	2,666,521	2,439,865	8,015,938	6,498,682

INCOME BEFORE INCOME TAXES	406,826	154,494	1,006,660	482,921

PROVISION FOR INCOME TAXES	106,199	37,564	259,779	121,070

NET INCOME	300,627	116,930	746,881	361,851

PREFERRED SHARE DIVIDENDS	(29,050)	(29,050)	(58,100)	(87,150)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$271,577	$87,880	$688,781	$274,701

Net income per share attributable to common stockholders
	$0.09	$0.03	$0.24	$0.09
Diluted	$0.07	$0.03	$0.19	$0.08

Weighted average common shares outstanding
	2,959,301	2,905,016	2,923,111	2,905,016
Diluted	4,178,681	3,258,893	4,020,530	3,295,226

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2022	166,000	$166	2,905,016	$2,905	$3,383,651	$2,565,720	$5,952,442

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	68,880	68,880
BALANCE AT MARCH 31, 2023 (unaudited)	166,000	$166	2,905,016	$2,905	$3,390,701	$2,605,550	$5,999,322

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	176,041	176,041
BALANCE AT JUNE 30, 2023 (unaudited)	166,000	$166	2,905,016	$2,905	$3,397,751	$2,752,541	$6,153,363

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	116,930	116,930
BALANCE AT SEPTEMBER 30, 2023 (unaudited)	166,000	$166	2,905,016	$2,905	$3,404,801	$2,840,421	$6,248,293

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2023	166,000	$166	2,905,016	$2,905	$3,411,851	$2,981,922	$6,396,844

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	118,802	118,802
BALANCE AT MARCH 31, 2024 (unaudited)	166,000	$166	2,905,016	$2,905	$3,418,901	$3,071,674	$6,493,646

Options issued for services	—	—	—	—	7,050	—	7,050
Net income	—	—	—	—	—	327,452	327,452
BALANCE AT JUNE 30, 2024 (unaudited)	166,000	$166	2,905,016	$2,905	$3,425,951	$3,399,126	$6,828,148

Common stock issued in exchange for notes payable	—	—	96,200	96	76,864	—	76,960
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	300,627	300,627
BALANCE AT SEPTEMBER 30, 2024 (unaudited)	166,000	$166	3,001,216	$3,001	$3,502,815	$3,670,703	$7,176,685

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$746,881	$361,851
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	30,619	19,139
Amortization of right to use asset - operating lease	84,883	85,978
Amortization of finance lease asset	9,942	9,942
Provision for credit losses	771,830	631,174
Amortization of loan origination fees	1,182	85,557
Options issued for services	14,100	21,150
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	(72,168)	87,788
(Increase)/Decrease in deferred tax asset, net	(84,000)	(74,836)
Increase/(Decrease) in drafts payable	970,764	1,178,938
Increase/(Decrease) in accrued expenses and other current liabilities	150,522	166,081
Increase/(Decrease) in operating lease liability	(84,882)	(85,978)
Net cash provided by operating activities	2,539,673	2,486,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(7,817,479)	(10,913,030)
Payments made on cash surrender value of life insurance	(40,544)	(38,458)
Proceeds from loan on cash surrender value of life insurance	641,934	—
Sale of property and equipment	19,571	—
Purchases of property and equipment	(59,646)	(9,121)
Net cash used in investing activities	(7,256,164)	(10,960,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	304,620	34,390
Proceeds of line of credit, net of repayments	1,414,011	8,652,392
Proceeds from notes payable	2,148,689	91,668
Repayment of notes payable	(100,000)	(713,576)
Proceeds from notes payable - stockholders and related parties	1,028,000	180,000
Repayment of notes payable - stockholders and related parties	(10,000)	(27,000)
Repayment of finance lease obligation	(9,810)	(9,309)
Proceeds of other loans	43,000	—
Repayment of other loans	(87,008)	(68,801)
Dividends paid on Series A Convertible Preferred Stock	(58,100)	(87,150)
Net cash provided by financing activities	4,673,402	8,052,614

NET CHANGE IN CASH	(43,089)	(421,211)

CASH AT THE BEGINNING OF THE PERIOD	45,239	421,211

CASH AT THE END OF THE PERIOD	$2,150	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$336,652	$75,546
Interest paid	$3,361,503	$2,648,253
NON-CASH INVESTING AND FINANCING TRANSACTION:
Operating lease assets obtained in exchange for lease liabilities	$235,335	$—
Common stock issued in exchange for notes payable	$76,960	$—

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2024

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

Cash and Cash Equivalents and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. There are no cash equivalents at September 30, 2024 and December 31, 2023.

The Company experienced a cash overdraft of $473,163 and $168,543 in its group of bank accounts at its primary lender as of September 30, 2024 and December 31, 2023, respectively. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

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

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from three to eleven monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of September 30, 2024 and December 31, 2023, the portfolio has an amortized cost basis of $71,175,771 and $63,602,075, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to a power of attorney contained in the finance contract. As of September 30, 2024, and December 31, 2023, the amount of unearned premium on open and cancelled contracts approximated $99,500,000 and $87,600,000, respectively. The annual percentage interest rates on new contracts averaged approximately 17.7% and 16.8% during the nine months ended September 30, 2024 and 2023, respectively.

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

To estimate expected credit losses on loans that exhibit similar risk characteristics, the Company considers historical loss information (updated for current conditions and reasonable and supportable forecasts that affect the expected collectability of the amortized cost basis pool) using a loss-rate approach. The Company monitors the A.M. Best rating for insurance carriers whose policies are being financed as a factor of the quality of its contract receivables. As of September 30, 2024, and December 31, 2023, the Company did not expect any material degradation to the ratings of the insurance carriers it currently underwrites or anticipates underwriting in a way that would affect the allowance for credit losses.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $208,980 and $250,200 at September 30, 2024 and December 31, 2023, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheets:

	September 30, 2024 (unaudited)	December 31, 2023
Uninsured Balance	$208,980	$250,200
Plus: Insured balances	250,000	250,000
Plus: Balances at institutions that do not exceed FDIC limit	2,150	45,239
Plus: Cash overdraft	473,163	168,543
Less: Outstanding checks	(932,143)	(668,743)

Cash per consolidated balance sheet	$2,150	$45,239

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 66% and 61% of the Company’s business activity is with customers located in Florida for 2024 and 2023, respectively. Approximately 9% and 11% of the Company’s business activity is with customers located in Georgia for 2024 and 2023, respectively. Approximately 8% and 12% of the Company's business activity is with customers located in North Carolina for 2024 and 2023, respectively. There were no other significant regional, industrial or group concentrations during the nine months ended September 30, 2024 and 2023.

Amortization of Line of Credit Costs

Amortization of line of credit costs is computed using the straight-line method over the life of the loan.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment 5 - 7 years

Computer equipment and software 3 - 5 years

Leasehold improvements 10 years

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The cash surrender value relative to the policy in place at September 30, 2024 and December 31, 2023 was $693,606 and $650,237, respectively. In March 2024, the Company executed a $641,934 loan against the life insurance policy. The cash surrender value of the life insurance policy, net of the loan, was $48,847 and $650,237 at September 30, 2024 and December 31, 2023, respectively. The loan accrues interest at a blended interest rate of 6.64% and has no maturity date. The loan was funded in April 2024. The Company paid interest on this loan of $10,315 and $0 for the three months ended September 30, 2024 and 2023, respectively. The Company paid interest on this loan of $18,483 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of September 30, 2024.

Tax returns are open to examination by taxing authorities for three years after filing. No income tax returns are currently under examination by taxing authorities. SPFMC and SPFH recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. SPFMC and SPFH did not have any accrued interest or penalties associated with uncertain tax positions as of September 30, 2024 and December 31, 2023.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

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

Earnings per Common Share

The Company accounts for earnings per share in accordance with FASB ASC Topic No. 260-10, “Earnings Per Share”, which establishes the requirements for presenting earnings per share (“EPS”). FASB ASC Topic No. 260-10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

As of September 30, 2024 and 2023, stock options to purchase 111,200 and 207,400 shares of common stock were outstanding, respectively, and stock warrants to purchase 1,035,000 shares of common stock were outstanding as described in Note 11. 93,700 of these options vested on March 1, 2021, 93,700 stock options vested on March 1, 2022, 10,000 stock options vested on June 29, 2023, and the remaining 10,000 stock options vested on June 29, 2024. All the stock warrants vested immediately. In August 2024, the Company exchanged $10,000 of notes payable and $66,960 of notes payable – related parties for 96,200 shares of common stock at a price of $0.80 per share from the exercise of incentive stock options by two employees. The following table summarizes the effects of the outstanding options and warrants on earnings per share:

	September 30, 2024 (unaudited)	September 30, 2023 (unaudited)
Options included in the calculation of diluted EPS	91,200	197,400
Vested but antidilutive options	20,000	—
Nonvested options	—	10,000
Total options outstanding	111,200	207,400

Warrants included in the calculation of diluted EPS	—	635,000
Vested but antidilutive warrants	1,035,000	400,000
Total warrants outstanding	1,035,000	1,035,000

The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. This preferred stock is dilutive as of September 30, 2024 and anti-dilutive as of December 31, 2023.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

At September 30, 2024 and December 31, 2023, premium finance contract and agents’ receivable consists of the following:

Description	September 30, 2024	December 31, 2023
Insurance premium finance contracts outstanding	$65,815,796	$57,769,501
Insurance premium finance contracts cancelled	5,359,975	5,832,574
	71,175,771	63,602,075
Amounts due from agents	1,011,138	804,131
Less: Unearned interest	(2,552,431)	(2,164,914)
	69,634,478	62,241,292
Less: Allowance for credit losses	(1,849,130)	(1,501,593)

Total	$67,785,348	$60,739,699

The allowance for credit losses at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Allowance for premium finance contracts	$1,673,694	$1,336,157
Allowance for amounts due from agents	175,436	165,436

Total allowance for credit losses	$1,849,130	$1,501,593

Activity in the allowance for credit losses for the nine months ended September 30, 2024 and the year ended December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Balance at the beginning of the year	$1,501,593	$1,129,498
Current year provision	1,426,000	1,669,000
Direct write-downs charged against the allowance	(1,352,966)	(1,639,416)
Recoveries of amounts previously charged off	274,503	342,511

Balance at end of the year	$1,849,130	$1,501,593

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

	For the three months ended September 30,
	2024 (unaudited)	2023 (unaudited)
Current additions to the allowance	$494,000	$462,000
Less: Contra-revenues	(251,349)	(177,607)
Provision for credit losses	$242,651	$284,393

	For the nine months ended September 30,
	2024 (unaudited)	2023 (unaudited)
Current additions to the allowance	$1,426,000	$1,181,000
Less: Contra-revenues	(654,170)	(549,826)
Provision for credit losses	$771,830	$631,174

The aging analyses of past-due contract receivables as of September 30, 2024 and December 31, 2023 are as follows:

As of September 30, 2024	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$244,966	$4,700	$—	$8,311	$257,977	$65,557,819	$65,815,796
Cancelled	930,793	719,178	494,661	2,291,940	4,436,572	923,403	5,359,975
Total	$1,175,759	$723,878	$494,661	$2,300,251	$4,694,549	$66,481,222	$71,175,771

As of December 31, 2023	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Outstanding	$147,915	$2,241	$7,536	$30,086	$187,778	$57,581,723	$57,769,501
Cancelled	1,041,232	976,535	456,897	1,913,339	4,388,003	1,444,571	5,832,574
Total	$1,189,147	$978,776	$464,433	$1,943,425	$4,575,781	$59,026,294	$63,602,075

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	September 30, 2024
	(unaudited)	December 31, 2023

Computer Software	$25,857	$26,207
Automobile	166,749	155,881
Furniture & Fixtures	5,692	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	52,534	73,145
Property and equipment, gross	367,643	386,317
Accumulated depreciation	(235,687)	(263,817)
Property and equipment, net	$131,956	$122,500

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

4. Property and Equipment, Net (Continued)

The Company recorded depreciation expense of $13,322 and $6,625, respectively for the three months ended September 30, 2024 and 2023. The Company recorded depreciation expense of $30,619 and $19,139, respectively for the nine months ended September 30, 2024 and 2023.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. In March 2024, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2026 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335. The Company used its incremental borrowing rate of 5.25% for all operating leases as of September 30, 2024 and December 31, 2023.

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

The weighted-average remaining lease term was 2.17 years and 1.97 years as of September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, the total lease cost was $34,655 and $31,341, respectively. For the nine months ended September 30, 2024 and 2023, the total lease cost was $103,965 and $85,610, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

5. Leases (Continued)

		September 30, 2024
Leases	Classification	(unaudited)	December 31, 2023

Right-of-use assets	Operating lease assets	$231,292	$80,840
Server lease	Finance lease assets	28,722	38,664
Total lease assets		$260,014	$119,504

Current operating lease liability	Current operating lease liabilities	$121,487	$50,594
Non-current operating lease liability	Long-term operating lease liabilities	109,806	30,246
Total operating lease liabilities		$231,293	$80,840

Current finance lease liability	Current finance lease liabilities	$13,694	$13,166
Non-current finance lease liability	Long-term finance lease liabilities	17,055	27,393
Total finance lease liabilities		$30,749	$40,559

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date, on insurance premium finance contracts received by the Company prior to the reporting date. As of September 30, 2024 and December 31, 2023, the draft payable balances are $3,652,123 and $2,681,359, respectively.

7. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at September 30, 2024.

At September 30, 2024 and December 31, 2023, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all the Company’s assets and is personally guaranteed by our CEO and two members of the Board of Directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.55-2.96% per annum (7.95% at September 30, 2024 and 8.09% at December 31, 2023). As of September 30, 2024, the amount of principal outstanding on the line of credit was $43,791,747 and is reported on the consolidated balance sheet net of $1,839 of unamortized loan origination fees. As of December 31, 2023, the amount of principal outstanding on the line of credit was $42,377,736 and is reported on the consolidated balance sheet net of $3,021 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended September 30, 2024 and 2023 totaled approximately $918,000 and $837,000, respectively. Interest expense on this line of credit for the nine months ended September 30, 2024 and 2023 totaled approximately $2,749,000 and $2,134,000, respectively. The Company recorded amortized loan origination fees for the three months ended September 30, 2024 and 2023 of $394 and $28,519, respectively, which is included in interest expense. The Company recorded amortized loan origination fees for the nine months ended September 30, 2024 and 2023 of $1,182 and $85,557, respectively, which is included in interest expense. Availability on this line of credit was $1,023,668 as of September 30, 2024.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. Management believes it was in compliance with the applicable debt covenants as of September 30, 2024 and December 31, 2023.

8. Other Loans

On April 18, 2020, the Company entered into a $271,000 loan with Woodforest National Bank, under a program administered by the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”) approved under the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) (Pub. L. No. 116-136). The loan matured in two (2) years and accrued interest at 1% from the origination of the loan.

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801 beginning on May 18, 2022. For the three months ended September 30, 2024 and 2023, the Company paid interest on this loan of $178 and $415, respectively, which is included in interest expense. For the nine months ended September 30, 2024 and 2023, the Company paid interest on this loan of $711 and $1,409, respectively, which is included in interest expense. As of September 30, 2024 and December 31, 2023, the balance of the PPP loan is as follows:

	September 30, 2024 (unaudited)	December 31, 2023
Total PPP loan	$54,424	$123,924
Less current maturities	(54,424)	(92,785)
Long-term portion of PPP loan	$—	$31,139

On April 12, 2024, the Company entered into a $43,700 loan agreement with American Express. The loan has a maturity date of April 12, 2025 with a 10.89% fixed interest rate and monthly principal and interest payments of $3,860 beginning on May 13, 2024. For the three months ended September 30, 2024 and 2023, the Company paid interest on this loan of $656 and $0, which is included in interest expense. For the nine months ended September 30, 2024 and 2023, the Company paid interest on this loan of $1,793 and $0, which is included in interest expense.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

9. Notes Payable

At September 30, 2024 and December 31, 2023, the balances of long-term unsecured notes to unrelated parties are as follows:

	September 30, 2024
	(unaudited)	December 31, 2023
Total notes payable - Others	$8,904,246	$6,865,557
Less current maturities	(2,870,992)	(2,181,400)

Long-term maturities	$6,033,254	$4,684,157

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2030. The maturity date of these notes automatically extends for periods of three months to six years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $165,000 and $120,000 during the three months ended September 30, 2024 and 2023, respectively. Interest expense on these notes totaled approximately $425,000 and $368,000 during the nine months ended September 30, 2024 and 2023, respectively. The Company received proceeds on these notes of $2,148,689 and $91,668 for the nine months ended September 30, 2024 and 2023, respectively. The Company repaid principal on these notes of $100,000 and $713,576 for the nine months ended September 30, 2024 and 2023, respectively. In August 2024, the Company exchanged, in a cashless transaction, $10,000 of these notes for 12,500 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

10. Notes Payable – Stockholders and Related Parties

At September 30, 2024 and December 31, 2023, the balances of long-term notes payable to stockholders and related parties are as follows:

	September 30, 2024
	(unaudited)	December 31, 2023
Total notes payable - Others	$8,904,246	$6,865,557
Less current maturities	(2,870,992)	(2,181,400)

Long-term maturities	$6,033,254	$4,684,157

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through November 30, 2028. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $54,000 and $41,000 during the three months ended September 30, 2024 and 2023, respectively. Interest expense on these notes totaled approximately $152,000 and $120,000 during the nine months ended September 30, 2024 and 2023, respectively. The Company received proceeds on these notes of $1,028,000 and $180,000 for the nine months ended September 30, 2024 and 2023, respectively. The Company repaid principal on these notes of $10,000 and $27,000 for the nine months ended September 30, 2024 and 2023, respectively. In August 2024, the Company exchanged, in a cashless transaction, $66,960 of these notes for 83,700 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

11. Equity

Preferred Stock

As of September 30, 2024, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of September 30, 2024, the total liquidation preference on the preferred stock is $1,718,100. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended September 30, 2024 and 2023, the Board of Directors has declared and paid dividends on the preferred stock of $29,050 and $29,050, respectively. During the nine months ended September 30, 2024 and 2023, the Board of Directors has declared and paid dividends on the preferred stock of $58,100 and $87,150, respectively. As of September 30, 2024 and December 31, 2023, preferred dividends are in arrears by $58,100 and $29,050, respectively.

December 31, 2022 dividends in arrears were declared and paid in January 2023. March 31, 2023 dividends in arrears were declared and paid in April 2023. June 30, 2023 dividends in arrears were declared and paid in July 2023. September 30, 2023 dividends in arrears were declared and paid in October 2023. December 31, 2023 dividends in arrears were declared and paid in January 2024. March 31, 2024 dividends in arrears were declared and paid in August 2024. June 30, 2024 and September 30, 2024 dividends in arrears have not been declared and paid.

Common Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 3,001,216 and 2,905,016 shares were issued and outstanding, respectively.

In August 2024, the Company exchanged $10,000 of notes payable and $66,960 of notes payable – related parties for 96,200 shares of common stock at a price of $0.80 per share from the exercise of incentive stock options by two employees.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

11. Equity (Continued)

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Corporation’s common stock. The following table summarizes information about employee stock options outstanding at September 30, 2024:

Outstanding Options			Vested Options
Number Outstanding at September 30, 2024	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable at September 30, 2024	Weighted Average Remaining Term	Weighted Average Exercise Price
91,200	5.42	$0.80	91,200	5.42	$0.80
10,000	7.75	$4.50	10,000	7.75	4.50
10,000	2.75	$4.95	10,000	2.75	4.95
111,200	5.39 years	$1.51	111,200	5.39 years	$1.51

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2023	207,400	$1.18	6.15 years	$705,224
Issued	—	—	—	—
Exercised	96,200	$0.80	5.42 years	$76,960
Outstanding at September 30, 2024	111,200	$1.51	5.39 years	$72,960
Exercisable at September 30, 2024	111,200	$1.51	5.39 years	$72,960

In August 2024, the Company exchanged $10,000 of notes payable and $66,960 of notes payable – related parties for 96,200 shares of common stock at a price of $0.80 per share from the exercise of incentive stock options by two employees. During the three months ended September 30, 2024 and 2023, the Company recognized $0 and $7,050, respectively, of stock option expense. During the nine months ended September 30, 2024 and 2023, the Company recognized $14,100 and $21,150, respectively, of stock option expense. As of September 30, 2024, there was no remaining unvested equity compensation.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

11. Equity (Continued)

Stock Warrants

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2023	1,035,000	$7.09	1.6 years	$355,600
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2024	1,035,000	$7.09	0.83 years	—
Exercisable at September 30, 2024	1,035,000	$7.09	0.83 years	—

The warrants vested immediately. During each of the three and nine months ended September 30, 2024 and 2023, the Company recognized no stock warrant expense.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2024 (unaudited)

12. Related Party Transactions (Continued)

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

Notes payable

As discussed in Note 10, the Company has been loaned funds by its shareholders. As of September 30, 2024 and December 31, 2023, the amounts advanced were $3,039,040 and $2,088,000, respectively.

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

14. Subsequent Events

In October 2024, the Company issued $50,000 of notes payable.

In November 2024, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $58,100.

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

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Arizona, Colorado, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Texas, and Virginia. Throughout 2023 and 2024, we have obtained additional licenses for a total of thirty-five states. We intend to continue to expand our market into new states as part of our organic growth trend. Loans are originated primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of financing has historically been a line of credit at a bank collateralized by our loan receivables and our other assets. We receive additional funding from unsecured subordinated noteholders that pays monthly interest to the investors. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. See Liquidity and Capital Resources for additional information regarding our financing strategy.

The Company’s main source of funding is its line of credit, which represented approximately 63% ($43,789,908) of its capital and total liabilities as of September 30, 2024. As of September 30, 2024, the Company’s subordinated notes payable and other loans represented approximately 17% ($12,023,202) of the Company’s capital and total liabilities, operating liabilities provide approximately 9% ($6,092,894) of the Company’s capital and total liabilities, preferred equity provides approximately 2% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common stock paid-in capital represents the remaining 8% ($5,516,685) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended September 30,
	2024 (unaudited)	2023 (unaudited)
Gross Revenue	$3,073,347	$2,594,359
Originations	$35,929,761	$34,666,931
Interest Earned Rate	18.25%	16.97%
Cost of Funds Rate, Gross	8.27%	8.16%
Cost of Funds Rate, Net	6.52%	6.48%
Reserve Ratio	2.45%	2.05%
Provision Rate	0.68%	0.82%
Return on Assets	1.54%	0.59%
Return on Equity	20.33%	7.74%

	As of or for the Nine Months Ended September 30,
	2024 (unaudited)	2023 (unaudited)
Gross Revenue	$9,022,598	$6,981,603
Originations	$115,500,227	$97,768,520
Interest Earned Rate	17.65%	16.81%
Cost of Funds Rate, Gross	8.42%	7.64%
Cost of Funds Rate, Net	6.32%	5.73%
Reserve Ratio	2.45%	2.05%
Provision Rate	0.67%	0.65%
Return on Assets	1.40%	0.65%
Return on Equity	17.91%	8.25%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended September 30, 2024 Compared to the Three Months ended September 30. 2023

Summary of Comparative Results
	For the three months ended
	September 30, 2024 (unaudited)	September 30, 2023 (unaudited)	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance Charges	$2,680,586	$2,237,445	$443,141	19.8%
Late Charges	301,302	267,111	34,191	12.8%
Origination Charges	91,459	89,803	1,656	1.8%
Gross Revenue	3,073,347	2,594,359	478,988	18.5%

Expenses:
Interest	1,153,662	1,027,037	126,625	12.3%
Salaries and wages	527,082	455,764	71,318	15.6%
Commissions	411,114	309,259	101,855	32.9%
Provision for credit losses	242,651	284,393	(41,742)	(14.7%)
Professional fees	49,249	71,986	(22,737)	(31.6%)
Postage	27,077	30,527	(3,450)	(11.3%)
Insurance	31,334	23,920	7,414	31.0%
Other operating expenses	224,352	236,979	(12,627)	(5.3%)
Total costs and expenses	2,666,521	2,439,865	226,656	9.3%

Income before income taxes	406,826	154,494	252,332	163.3%

Provision for income taxes	106,199	37,564	68,635	182.7%

Net income	$300,627	$116,930	$183,697	157.1%

Revenue

Revenue increased by 18.5% overall or $478,988 to $3,073,347 for the three months ended September 30, 2024 from $2,594,359 for the three months ended September 30, 2023. The increase in revenue was primarily due to a 19.8% or $443,141 increase in finance charges and a 12.8% or $34,191 increase in late charges. Revenue from finance charges comprised 87.2% and 86.2% of overall revenue for the three months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024 compared to the three months ended September 30, 2023, the company financed an additional $1,262,830 in new loan originations, an increase of 3.6%. This increase was due largely to increased marketing efforts throughout our established states and new states, primarily by hiring additional marketing representatives in Florida and Texas. The total quantity of loan originations remained relatively stable for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expense

Expenses increased by 9.3% or $226,656 to $2,666,521 for the three months ended September 30, 2024 from $2,439,865 for the three months ended September 30, 2023.

The increase in expenses was primarily due to increases in the following categories:

•	$126,625 increase in interest expense as a result of increased borrowings on the line of credit to fund growth in the loan portfolio. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022 and 2023, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month SOFR. As of September 30, 2024 and 2023, our line of credit’s interest rate was 7.95% and 8.08%, respectively. However, as of September 30, 2024, our net borrowings on the line of credit had increased by $2,318,008 to $43,791,747 from $41,473,739 at September 30, 2023. This increase in borrowings is due primarily to increased loan originations.
•	$71,318 increase in salaries and wages expense primarily related to the hiring of additional marketing representatives in new and existing territories. The Company also offered general wage increases for its existing staff.
•	$101,855 increase in commission expense as a result of increased originations.

The increase in expenses was offset due to a decrease in the following category:

•	$41,742 decrease in the provision for credit losses due to a change in the mix of write-offs that included more contra-revenues during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Income before Taxes

Income before taxes increased by $252,332 to $406,826 for the three months ended September 30, 2024 from $154,494 for the three months ended September 30, 2023. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $68,635 to $106,199 for the three months ended September 30, 2024 from $37,564 for the three months ended September 30, 2023. This increase was primarily attributable to an increase in taxable income.

Net Income

Net Income increased by $183,697 to $300,627 for the three months ended September 30, 2024 from $116,930 for the three months ended September 30, 2023. This increase was attributable to the $252,332 increase in income before taxes related primarily to increased finance charge revenue partially offset by the $68,635 increase in the provision for income taxes.

Results of Operations for the Nine Months ended September 30, 2024 Compared to the Nine Months ended September 30. 2023

Summary of Comparative Results
	For the nine months ended
	September 30, 2024 (unaudited)	September 30, 2023 (unaudited)	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance Charges	$7,849,924	$5,951,391	$1,898,533	31.9%
Late Charges	880,063	755,819	124,244	16.4%
Origination Charges	292,611	274,393	18,218	6.6%
Gross Revenue	9,022,598	6,981,603	2,040,995	29.2%

Expenses:
Interest	3,352,760	2,724,850	627,910	23.0%
Salaries and wages	1,590,218	1,306,839	283,379	21.7%
Commissions	1,143,003	822,831	320,172	38.9%
Provision for credit losses	771,830	631,174	140,656	22.3%
Professional fees	237,598	237,819	(221)	(0.1%)
Postage	87,342	87,217	125	0.1%
Insurance	129,897	86,971	42,926	49.4%
Other operating expenses	703,290	600,981	102,309	17.0%
Total costs and expenses	8,015,938	6,498,682	1,517,256	23.3%

Income before income taxes	1,006,660	482,921	523,739	108.5%

Provision for income taxes	259,779	121,070	138,709	114.6%

Net income	$746,881	$361,851	$385,030	106.4%

Revenue

Revenue increased by 29.2% overall or $2,040,995 to $9,022,598 for the nine months ended September 30, 2024 from $6,981,603 for the nine months ended September 30, 2023. The increase in revenue was primarily due to a 31.9% or $1,898,533 increase in finance charges and a 16.4% or $124,244 increase in late charges. Revenue from finance charges comprised 87.0% and 85.2% of overall revenue for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, the company financed an additional $17,731,707 in new loan originations, an increase of 18.1%. This increase was due largely to increased marketing efforts throughout our established states and new states, primarily by hiring additional marketing representatives in Florida and Texas. The total quantity of loan originations remained relatively stable for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expense

Expenses increased by 23.3% or $1,517,256 to $8,015,938 for the nine months ended September 30, 2024 from $6,498,682 for the nine months ended September 30, 2023.

The increase in expenses was primarily due to increases in the following categories:

•	$627,910 increase in interest expense as a result of increased borrowings on the line of credit to fund growth in the loan portfolio. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022 and 2023, interest rates throughout the marketplace have increased accordingly. Our line of credit features a variable interest rate based on one-month SOFR. As of September 30, 2024 and 2023, our line of credit’s interest rate was 7.95% and 8.08%, respectively. However, as of September 30, 2024, our net borrowings on the line of credit had increased by $2,318,008 to $43,791,747 from $41,473,739 at September 30, 2023. This increase in borrowings is due primarily to increased loan originations.
•	$320,172 increase in commission expense as a result of increased originations.
•	$283,379 increase in salaries and wages expense primarily related to the hiring of additional marketing representatives in new and existing territories. The Company also offered general wage increases for its existing staff.
•	$140,656 increase in provision for credit losses as a result of increases to the size of the loan portfolio. We maintained consistent allowance practices throughout 2024, which kept the reserves adequate for the size of the growing loan receivable portfolio.
•	$102,309 increase in other operating expenses as a result of general increases in overhead costs and a profit-sharing expense reversal during the nine months ended September 30, 2023 related to the transfer of assets from a profit-sharing plan to a 401(k) plan for employee benefit management.

Income before Taxes

Income before taxes increased by $523,739 to $1,006,660 for the nine months ended September 30, 2024 from $482,921 for the nine months ended September 30, 2023. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $138,709 to $259,779 for the nine months ended September 30, 2024 from $121,070 for the nine months ended September 30, 2023. This increase was primarily attributable to an increase in taxable income.

Net Income

Net income increased by $385,030 to $746,881 for the nine months ended September 30, 2024 from $361,851 for the nine months ended September 30, 2023. This increase was attributable to the $523,739 increase in income before taxes related primarily to increased finance charge revenue offset by the $138,709 increase in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of September 30, 2024

We had $2,150 of cash and a working capital surplus of $15,084,023 at September 30, 2024. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025 and replaced the benchmark rate of the loan from 30-day LIBOR to 30-day SOFR (Secured Overnight Financing Rate). LIBOR ceased to be published after June 30, 2023. The terms of the amended line of credit include an interest rate based on the 30-day SOFR rate plus an applicable margin of 2.55% - 2.96%, with a minimum rate of 3.35%. The applicable margin is based on the Company’s ratio of total liabilities to tangible net worth. As of September 30, 2024, the Company’s applicable margin was 2.75%. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. We anticipate that the interest rate we pay on our revolving credit agreement will remain elevated, but decrease over the next twelve months due to the expectations surrounding benchmark interest rate decreases by the Federal Reserve Board. We believe that we will be able to pass along a portion of the interest rate decreases to our net interest spread, which can improve profitability. Because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next twelve months.

During the nine months ended September 30, 2024, the Company raised an additional $2,148,689 in subordinated notes payable – related parties and $1,028,000 in subordinated notes payable. The Company repaid $100,000 of notes payable and $10,000 of subordinated notes payable – related parties. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024 (“2023 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three and nine months ended September 30, 2024, there have been no material changes in our risk factors disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.6	Lease Agreement dated March 1, 2024 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020 and June 29, 2022. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.8	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.9	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.10	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.11	Third Amendment to Loan Agreement dated November 14, 2023 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.12*	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.13*	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)
10.14	Procedures and Guidelines Governing Securities Transactions by Company Personnel. (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

______________________________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2024

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

