Form 10-K
period 2024-12-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2025-03-10
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $4,309,009 based upon the closing bid price of the Company’s stock on that date. For this purpose, executive officers and directors of the registrant are considered affiliates.

3,001,216 shares of common stock were issued and outstanding as of March 10, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

STANDARD PREMIUM FINANCE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

Each of the terms “Company”, “Standard”, and “Standard Premium” as used herein refers collectively to Standard Premium Finance Holdings, Inc. and its wholly owned subsidiaries, unless otherwise stated.

ii

ITEM 1.	BUSINESS

Overview

We were incorporated in the State of Florida in 1991 under the name Standard Premium Finance Management Corporation. In 2016, we established a holding company structure under the name Standard Premium Finance Holdings, Inc., a Florida corporation, with Standard Premium Finance Management Corporation as our wholly-owned subsidiary. Unless the context requires otherwise or unless stated otherwise, references in this registration statement to the “Company,” “Standard Premium,” “we,” “our” and “us” refer to Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary, Standard Premium Finance Management Corporation, on a consolidated basis.

We are a specialized finance company that makes collateralized loans to businesses and individuals to finance the insurance premiums they pay on their commercial property and casualty insurance policies. We began our business in 1991 and are currently licensed to operate in thirty-seven states. We have developed relationships with insurance agents and brokers located in our market area who offer insurance premium loans as a service to their customers which we underwrite. We evaluate each insurance premium loan application according to our loan underwriting criteria. Upon our approval of an insurance premium loan, the borrower makes a down payment, generally 20% to 25% of the annual premium on the financed insurance policy, and we provide the balance of the annual premium required to purchase the policy. The borrower pays us a fixed monthly amount over the next nine to eleven months. In the event the borrower defaults on its loan payment obligation, we are contractually authorized to terminate the insurance policy and receive the amount of the unearned premium paid on the insurance policy. The unearned premium on the insurance policy represents the portion of the insurance premium subject to return if the policy is cancelled before the full term of the policy is completed. The unearned premium serves as the collateral for our insurance premium loans and is designed to fully pay off the balance of the insurance premium loan in the event of a default. We have the contractual right to cancel the insurance policy and receive the amount of the unearned premium if the borrower defaults on repayment of any loan payment to us. Because of this collateral security feature of our insurance premium loans, we consider our loans to be of high quality and low risk. Standard Premium commenced operations in 1991 for the specific purpose of providing financing for property and casualty insurance premiums. Standard Premium:

•	maintains current state licenses to operate a premium finance company,
•	meets or exceeds all statutory net worth requirements,
•	maintains professional liability insurance with an A rated major insurance carrier with limits of $500,000, in compliance with all state requirements,
•	has secured and maintained computer hardware and licensed software to conduct its business in a timely fashion,
•	has a revolving senior credit line and long-term debt in the form of subordinated corporate notes to help finance its loan production,
•	has secured a long-term lease on office space which it currently occupies, and which is sufficient to meet future needs,
•	has developed a set of working procedures by which it operates,
•	generates daily management control reports,
•	has cultivated and maintained relationships with various independent insurance agents providing the source of all new and renewal business, and
•	currently finances approximately $120 million dollars in insurance premiums annually.

The Property and Casualty Insurance Premium Finance Market

Commercial insurance performs a critical role in the world economy. Without it, the economy could not function. Insurers protect the economic system from failure by assuming the risks inherent in the production of goods and services. All businesses share a need for insurance: Without the right insurance coverage, each could be wiped out by a disaster or a lawsuit. The Insurance Information Institute reported that $416.5 billion of commercial lines insurance premiums were generated in the U.S. in 2023.

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

Our Loan Referral Base

Substantially all of our insurance premium loans originate from insurance agents and brokers who recommend our insurance premium loan program to their clients who would like to finance their insurance premiums. We currently market our loans through more than 850 independent insurance brokers and agents located in thirty-seven states, although most of our loans are made in thirteen (13) states. For risk management purposes, we have a policy limiting the amount of loans to the customers of any one insurance broker or agent to 5% of our outstanding loan portfolio. We may change this policy at any time based on then-existing market conditions or otherwise, at the discretion of our CEO.

Our website includes a secure portal for our brokers and agents, which allows them to quote premiums, print drafts on our bank account to pay the balance of the insurance premium due upon initiation of the premium finance loan, and finance agreements online. The drafts and agreements are forwarded to us for loan underwriting, risk management, and approval. Our brokers and agents do not have the authority to bind us to making a loan.

We compensate the insurance brokers and agents for their loan origination service through commissions, if permissible by state law regulated by the states in which we do business. The commission paid is generally tied to the gross revenue that the loan generates or a fixed per-loan fee. Interest rates are determined by the size of the loan, and, to a certain degree, the rating of the insurance company as well as the creditworthiness of the borrower. Typically, a higher interest rate yields a higher commission to the broker. In addition, the Company offers a rewards program (where permitted by state law) for our insurance brokers and agents. Under the rewards program, points are earned based on the amount of financed premiums. These points are then redeemable for travel and merchandise. The rewards program is equivalent to 1/10th of one percent (.001) of the amount financed and is in addition to payment of commissions.

We do not have any exclusive or long-term arrangements with the insurance agents and brokers that make up our referral base and they have other sources of premium financing at their disposal. We have no contractual relationship with the insurance agents and brokers requiring them to recommend us to their clients. However, in connection with each premium loan we make, the borrower’s agent or broker:

•	Certifies that the policies being financed have been issued and delivered and that the required down payment has been paid by or on behalf of the insured;
•	Warrants that the premium finance agreement evidences a bona fide and legal transaction and that the insured is of legal age and has capacity to contract;
•	Warrants that the insured’s signature is genuine, and that the agent or broker has delivered a copy of the premium finance agreement to the insured;
•	States that the financed policies do not contain an audit or reporting form;
•	Acknowledges that it is not affiliated in any capacity or manner with us; and
•	Agrees that in the event of cancellation of the financed policy to remit the gross unearned commissions or unearned premiums to us upon request.

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

Employees

As of December 31, 2024, we had twenty-seven employees, twenty-four of whom were full-time employees. Our full-time employees are covered by a corporate benefit plan for major medical and hospitalization. None of our employees are members of a labor union or subject to a collective bargaining agreement. All of our employees are “at will” with no guaranteed period of employment. We believe our employee relations are satisfactory.

Our Insurance Premium Loans

Our insurance premium finance loans are typically provided to small- and medium-sized businesses to finance the purchase of commercial property and casualty insurance policies with a one-year term. Insurance premium loans are generally in the range of $1,000 to $100,000 per loan. The customer typically pays 25% of the annual policy premium at the initiation of coverage and we provide the balance of the premium at that time. Our loans generally have a nine-to-ten-month term. The purpose of this is two-fold; first, by making the financing term shorter than the policy term, a small “surplus” of collected funds is developed that helps ensure that the balance due is paid off by refund of the unearned premium in case of cancellation, and second, it gives the insured a two to three-month break in payments before the policy term expires and the process repeats for the renewal of the policy.

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

Although this is a typical representation of a loan in our portfolio, we may be undercollateralized depending on certain factors, including, but not limited to, lower down payments, minimum earned premiums, fully earned fees and taxes, governmental filings, audit provisions, longer payment terms, and other competitive factors. See Item 1A, Risk Factors, for more information about our loan risks.

We had $67,173,975 and $63,602,075 in premium finance loans outstanding as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had 18,858 active premium finance loans in thirteen states. The following is a summary of our premium loan portfolio as of December 31, 2024:

State	Loans	Total Premiums	Down Payment	Amount Financed	Total Outstanding
Florida	11,899	104,350,859	25,073,838	79,277,021	44,675,794
Georgia	1,889	15,225,990	3,934,361	11,291,629	6,644,889
North Carolina	2,812	13,130,784	2,999,627	10,131,157	5,328,038
South Carolina	1,027	14,076,290	2,946,522	11,129,768	5,564,436
Texas	952	11,274,360	3,005,453	8,268,907	4,162,549
All other states	279	1,854,586	428,834	1,425,752	798,269
Grand Total	18,858	$159,912,869	$38,388,635	$121,524,234	$67,173,975

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

Our premium finance receivables portfolio is analyzed in two segments: (1) Due from Insured and (2) Due from Insurance Carrier. The following tables summarize the portfolio segments by the risk ratings that regulatory agencies utilize to classify credit exposure, and which are consistent with indicators the Company monitors. Risk ratings are reviewed on a regular basis and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations.

For the Due from Insured segment, we analyze and rate our receivables based on the amount of unearned premium (i.e. collateral) on a loan based on a “worst case” cancellation date. Loans that would be undercollateralized as of this assumed cancellation are deemed to be Special Mention loans. For the Due from Insurance Carrier segment, we analyze and rate our receivables based on the amount of unearned premium (i.e. collateral) on a loan based on the actual cancellation date. Loans that would be undercollateralized as of the cancellation date are deemed to be Special Mention loans. The Company monitors the amount at which Special Mention receivables are undercollateralized. The Company strategically balances its exposure to undercollateralized loans, while staying competitive in the markets it serves.

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

●	Pass loan collateral in excess of receivable value – the total amount of excess collateral over the receivable on loans classified as “pass” loans. All “pass” loans are fully collateralized based on the value of the unearned premium (i.e. collateral) compared to the unpaid balance of the loan. If a “pass” receivable were to undergo an assumed cancellation as of the respective balance sheet date, the Company would not experience a loss.
●	Special mention receivable in excess of collateral value – the total amount of excess receivable over collateral on loans classified as “special mention” loans. All “special mention” loans are undercollateralized based on the value of the unearned premium (i.e. collateral) compared to the unpaid balance of the loan. For the Due from Insured segment, if a “special mention” receivable were to undergo an assumed cancellation as of the respective balance sheet date, the Company would expect to experience a loss. For the Due from Insurance Carrier segment, the “special mention” receivable is expected to produce a loss based on the actual cancellation date as of the respective balance sheet date. An estimate of the anticipated loss of all “special mention” loans is represented by the “’Special mention’ receivable in excess of collateral value.

As of December 31, 2024 and December 31, 2023, the Company considered $520,550 and $200,506, respectively, as lacking collateral adequate for the level of risk associated with these loans while staying competitive within the industry. Management does not believe any of its receivables would be considered Classified. The following tables classify our Finance Receivables by risk rating and portfolio segment:

Segment – Due from Insured
	December 31, 2024	December 31, 2023
Pass	$57,190,695	$54,888,633
Special mention	2,567,395	2,880,868
Classified	—	—
Total	$59,758,090	$57,769,501

“Pass” loan collateral in excess of receivable value	20,921,390	19,442,394
“Special mention” receivable in excess of collateral value	99,990	88,591

Segment – Due from Insurance Carrier
	December 31, 2024	December 31, 2023
Pass	$4,806,766	$4,310,302
Special mention	2,609,119	1,522,272
Classified	—	—
Total	$7,415,885	$5,832,574

“Pass” loan collateral in excess of receivable value	6,607,527	4,774,298
“Special mention” receivable in excess of collateral value	420,561	111,915

The Company regularly monitors each contract for payment status, sending late notices and cancelling contracts at the earliest permissible date allowed by the statutory cancellation regulations. In maintaining a proper allowance for credit losses, the Company monitors past due accounts and scrutinizes older receivables, generally over 120 days. However, in this industry, even though accounts may be highly aged and appear stale, they are still collectible. Unearned premiums on cancelled accounts may be held at insurance companies for varying periods, though they are still highly collectible. The Company protects its collateral by cancelling policies at the earliest permissible date. The Company regularly contacts the insurance companies to ensure collectability. The Company manages its allowance conservatively ensuring an allowance balance that encompasses uncollectible accounts. In the following table, the Company defines “non-performing loans without a specific reserve” as loans in the Due from Insurance Carrier segment aged over 120 days. All other loans are considered “Performing loans evaluated collectively.” On December 31, 2024 and December 31, 2023, there were no loans with deteriorated credit quality.

Finance Receivables – Method of individual evaluation:

	December 31, 2024	December 31, 2023
Performing loans evaluated individually	$—	$—
Performing loans evaluated collectively	64,786,338	61,688,736
Non-performing loans without a specific reserve	2,387,637	1,913,339
Non-performing loans with a specific reserve	—	—
Total	$67,173,975	$63,602,075

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

Line of Credit

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at December 31, 2024.

At December 31, 2024 and 2023, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO and two directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.55-2.96% per annum (7.30% and 8.09% at December 31, 2024 and 2023, respectively). As of December 31, 2024 and 2023, the amount of principal outstanding on the line of credit was $41,217,513 and $42,377,736, respectively, and is reported on the consolidated balance sheet net of $1,445 and $3,021, respectively, of unamortized loan origination fees. Interest expense on this line of credit for the years ended December 31, 2024 and 2023 totaled approximately $3,056,000 and $3,023,000, respectively. The Company recorded amortized loan origination fee for the years ended December 31, 2024 and 2023 of $1,576 and $104,701, respectively. For the years ended December 31, 2024 and 2023, the Company paid a fee based on the unused portion of the line of credit totaling $4,093 and $17,272, respectively, which is included in interest expense. The Company had availability on this line of credit of $3,756,900 as of December 31, 2024.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. Management believes it was in compliance with the applicable debt covenants as of December 31, 2024 and December 31, 2023.

Promissory Notes to Unrelated Parties

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2030. The maturity date of these notes automatically extends for periods of three months to six years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Notes totaling $1,029,750 and $1,243,021 were rolled over during the years ended December 31, 2024 and 2023, respectively. Interest expense on the notes totaled approximately $596,000 and $496,000 during the year ended December 31, 2024 and 2023, respectively. The Company received proceeds on these notes of $2,269,440 and $350,212 for the years ended December 31, 2024 and 2023, respectively. The Company repaid principal on these notes of $131,500 and $771,576 for the years ended December 31, 2024 and 2023, respectively. In August 2024, the Company exchanged, in a cashless transaction, $10,000 of these notes for 12,500 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

Promissory Notes to Stockholders and Related Parties

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through November 30, 2028. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Notes totaling $278,040 and $587,000 were rolled over during the years ended December 31, 2024 and 2023, respectively. Interest expense on the notes totaled approximately $211,000 and $154,000 during the years ended December 31, 2024 and 2023, respectively. The Company received proceeds on these notes of $1,028,000 and $190,000 for the years ended December 31, 2024 and 2023, respectively. The Company repaid principal on these notes of $10,000 and $27,000 for the years ended December 31, 2024 and 2023, respectively. In August 2024, the Company exchanged, in a cashless transaction, $66,960 of these notes for 83,700 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

Series A Convertible Preferred Stock

The Company is authorized to issue 600,000 shares of Series A Convertible Preferred Stock, $.001 par value. As of both December 31, 2024 and 2023, there were 166,000 shares of Series A convertible preferred stock issued and outstanding for $10.00 per share.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of December 31, 2024, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the years ended December 31, 2024 and 2023, the Board of Directors has declared and paid dividends on the preferred stock of $116,200 and $116,200, respectively. As of each of December 31, 2024 and 2023, preferred dividends are in arrears by $29,050. December 31, 2023 dividends in arrears were declared and paid in January 2024. December 31, 2024 dividends in arrears were declared and paid in January 2025. As of January 2025, all dividends in arrears had been declared and paid.

Our Customers

The majority of our customers are small- to medium-sized businesses seeking property and casualty insurance through local independent insurance agents. We are currently licensed to operate in thirty-seven states where the premium finance laws are favorable to making insurance premium finance loans. Premiums on these commercial insurance policies are written on a semi-annual or annual basis exclusively and insurance premium finance loans are repaid over a maximum of four and eleven consecutive monthly payments, respectively. Substantially all of our loans are written for a nine- to ten-month term. Premiums on these financed policies typically range between $1,000 to $100,000.  At December 31, 2024 and December 31, 2023, we have 18,858 and 17,662 premium finance loans outstanding, respectively. The types of policies we finance vary. They are most often motor truck cargo, physical damage and liability, commercial auto, commercial general liability, commercial package policies, professional liability, and commercial property. Most of the policies we finance are written through local independent insurance agents. The insurance companies they represent generally do not provide premium installment payment plans.

Competition

Our industry is highly competitive with three types of competitors. Fifteen of our largest competitors are national premium finance firms primarily owned by commercial banks, which write over 50% of all premium finance loans. A second type of competitor is comprised of regional premium finance companies owned by entrepreneurs. Our remaining competitors are smaller, local companies, many of which are affiliated with insurance agencies. There is a low barrier to entry into the business as regulations do not require passing any tests or having substantial capital. A prime requirement for success in the industry is access to low-cost capital as profits are substantially related to the spread between the cost of capital and interest earned on premium finance loans. Because of the secure nature of insurance premium finance loans, our industry is intensely competitive:

•	Large National Finance Companies are owned or affiliated with financial institutions and make up approximately 50% of the financed premiums in the industry today. Since access to capital is plentiful and the cost of funds are historically low, these finance companies seek the security of the premium finance industry to get valued returns with minimal risk. However, since these competitors oftentimes lack the agility or desire to develop personal relationships, they generally seek out the largest premiums solely by offering the lowest rates.
•	Regional finance companies compete for business in smaller regional territories throughout the U.S. These companies are typically owned by entrepreneurs that raise debt privately and leverage it with a bank or similar asset-based lender. While these regional competitors manage to maintain some of the benefits of the smaller companies on a relationship level, they lack access to capital enjoyed by large institutionally owned competitors. Thus, they are limited to modest organic growth with limited exit strategy.
•	Smaller locally operated finance companies generally conduct business in the state in which they are domiciled and typically limit their business to that state, county, or municipality. These companies are often family-owned and operated and can even be affiliated with an insurance agency or agencies or even a small insurance company. While these smaller competitors are able to develop personal relationships, owners often lack the experience, business acumen and access to capital enjoyed by their larger competitors.

Marketing

The servicing of loans for policy premiums of $1,000 to $100,000 can be time consuming and require responsive customer service, but competition in this segment is less intense. Our customers generally do not have an insurance expert on staff, and they rely on their brokers or agents to recommend insurance premium finance companies. Our referral base has access to multiple alternate insurance premium finance sources operating at the national, regional and local level. We believe we compete against our competitors primarily through the quality of our technology, which allows our agents and brokers to receive a quick response to a loan application and the quality of the personalized service of the loans which we provide. We believe that we are successful because our technology and customer service helps our referral sources achieve their own customer satisfaction and retention. We have a website for our customers and agents at www.standardpremium.com. We have six employees who act as our marketing representatives in the field. They call on our broker and agent base and seek new brokers and agents to represent us to their clients. Our main marketing activities are the establishment and maintenance of relationships with our loan referral sources. We do not market or advertise our loan services directly to the parties receiving our loans but rather depend upon insurance agents and brokers to advise their clients who wish to finance their premiums about our insurance premium loan program.

Regulation

In most states, insurance premium finance companies are regulated by the Insurance Departments or Offices of Insurance Regulation in which they operate. Each state has specific laws regulating items such as interest rates, late charges, loan terms, forms, audit provisions, cancellation requirements among others. In addition, each state has the ability to audit each finance company and requires annual reports to be submitted. We employ a full-time compliance manager as well as retained legal counsel who provide updates to our policies in accordance with changes to laws in the states where we do business.

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

Our business model is dependent upon our ability to borrow to maintain and grow our ability to lend money to our customers. On February 3, 2021, we entered into a new two-year line of credit in the maximum amount of $35 million, which was immediately funded for $25,974,695 to pay off the prior line of credit lender. In October 2021, the line of credit facility increased by $10 million to a total of $45 million. In November 2022, the term of the line of credit was extended until November 30, 2025. If we fail to renew or replace our line of credit at the expiration of the current term, or we default on our line of credit, then our ability to continue our lending business at current levels and meet our other obligations, would be materially adversely affected. Since the amount of money we can borrow on our revolving credit line is based on a percentage of our entire loan portfolio less certain ineligible items, our other corporate debt (i.e., subordinated and un-subordinated debt) plus our retained earnings and stockholder equity alone may limit our ability to increase the size of our loan portfolio.

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

We are increasingly dependent upon computers and other information technology systems to manage our business. We rely upon information technology systems to process, record, monitor and disseminate information about our operations. In some cases, we depend on third parties to provide or maintain these systems. While we perform a review of controls instituted by our critical vendors in accordance with industry standards, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. Additionally, we must rely on our employees to safeguard access to our information technology systems and avoid inadvertent complicity with external security threats. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and cyberattacks that could have a security impact. If one or more of these events occur, or if any of our financial, accounting or other data processing systems fail or have other significant shortcomings, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. Security breaches in our online systems could also have an adverse effect on our reputation. Our systems may also be affected by events that are beyond our control, which may include, for example, electrical or telecommunications outages or other damage to our property or assets. Although we take precautions against malfunctions and security breaches, we cannot assure that such efforts will be adequate to prevent problems that could materially adversely affect our business, financial condition and results of operations.

If we are unable to attract and retain experienced and qualified personnel, our ability to provide high quality service will be diminished, we may lose key customer relationships, and our results of operations may suffer.

We believe that our success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. The departure of senior manager or other key personnel may damage relationships with certain customers, or certain customers may choose to follow such personnel to a competitor. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition. All our employees are “at will” with no fixed term of employment.

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

In addition, we are required to be compliant with public company internal control requirements mandated under Section 302 and 906 of the Sarbanes-Oxley Act. We implement measures designed to improve our internal controls over financial reporting, including the hiring of accounting personnel and establishing new accounting and financial reporting procedures to establish an appropriate level of internal controls over financial reporting. However, we cannot provide assurances that we will be successful in doing so. If we are unable to successfully implement internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock market listing requirements.

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

Part of our business strategy is to grow through potential acquisitions in order to achieve economies of scale. Acquisitions involve several risks, including, but not limited to:

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

We may increase the number of outstanding shares of our common stock by causing the conversion of the Series A Convertible Preferred Stock into common stock. The issuance of additional shares of our common stock may cause a reduction in the market price of the shares of our common stock.

Particular Risks Associated with the Specialized Insurance Premium Services Industry

Our premium finance business may involve a higher risk of delinquency or collection than other lending operations and could expose us to losses.

We provide financing for the payment of commercial insurance premiums through our subsidiary Standard Premium Finance Management Corporation. Commercial insurance premium finance loans involve a unique, and possibly higher, risk of delinquency or collection than other types of loans. These are initiated primarily through relationships with unaffiliated independent insurance agents. As a result, risk management is critical and may be difficult. Roughly one-third of all new borrowers fail to make all of their payments. In such an event, we request cancellation of the insurance policy and anticipate a refund from the insurance company and the agent. Under ideal conditions the down payment made by the insured should create sufficient equity to pay off our loan in the event of cancellation. However, as a consequence of competitive market conditions, we may have accepted a down payment that did not fully cover our loan. If, after the unearned premium on a cancelled policy is fully refunded, there is still an outstanding balance, the insured must be billed directly. The cost of pursuing these funds often exceeds the amount collected and most often results in write-offs by the Company. Many commercial loans have underwriting provisions that may affect our collateral. Such instances may include but are not limited to fully earned policy fees or inspection fees, audit provisions, state reporting requirements, and cancellation limitations. Such circumstances could greatly reduce the unearned premium in the event of cancellation. Since we depend on the unearned premium for collateral, we could experience greater write-offs and thus, increased risk.

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

The rate at which we lend money is set by the state. However, our revolving line of credit, which comprises our senior debt, is based, in part, on the Secured Overnight Financing Rate (“SOFR”). When the SOFR rate increases, the interest we pay on our line of credit increases while our interest income continues to be based on the interest rate established at the initiation of each premium finance loan. Thus, with each increase, the spread between the interest we earn and the interest we pay narrows, reducing our net interest income.

Changes in Insurance Law may adversely affect our business.

Our industry is subject to laws, rules, and regulations established by the states in which we operate. Any changes in such laws, rules, and regulations could be detrimental to the premium finance industry, thus having a negative effect on our operating income.

Aggressive Marketing by our Competitors may adversely affect our business.

There may be changes in the insurance market such as aggressive marketing by other premium finance companies or the emergence of new premium finance companies. Many insurance companies offer payment plans in-house or through affiliates. This practice could increase. Such an event would reduce the market share of all independent premium finance companies and would have a negative effect on our company.

Insurance Company Insolvency may cause us losses.

Insurance companies, although closely regulated by the various states, can also fail. When an insurance company fails, we may have significant exposure. Such an event would put us at considerable risk. Although most insurance companies are covered through a guarantee fund, there may be a lengthy delay in recovering these funds, and all funds due to us may not be recovered. Such an event would have a negative effect on cash flow. In the event of insurance company failure of a carrier not covered under such guarantee fund, our exposure will be much greater. There are rating services that evaluate the financial condition and stability of insurance companies. We use these to help us lower our risks. However, conditions for any insurance company can change rapidly and the rating services we use may not give us sufficient warning of any changes. In such an event, our risk factor could be increased.

We may experience cash flow problems due to delays in receiving proceeds from our bank loan or premium finance loan documentation.

We issue drafts on our bank account to fund new premium finance loans. These drafts clear our bank on a daily basis. To meet this funding need, we draw funds on our revolving credit line with our senior lender on a regular basis. Should the senior lender be unable to fund us in a timely fashion, we would have difficulty in funding these drafts. Failure on our part to cover all or part of these drafts could result in cancellation or non-issuance of an insurance policy for which we may be liable. Further, if drafts fail to clear our bank it may jeopardize our relationships with insurance agents and insurance companies, adversely affecting our ability to conduct business in the future. Insurance agents that do business with our Company have the authority to issue drafts on our bank account to pay a portion of the insured’s premium upon initiation of the premium finance loan. We review these drafts daily to make certain they are all paid to and cashed by proper parties. Improper items can be returned to the bank and will not be honored. Under normal circumstances, we receive the finance agreement before the draft is presented to our bank. Frequently however, the draft is presented to our bank before we receive the finance agreement. Since we cannot draw on our revolving line of credit without first presenting the loan agreement, this may cause a cash flow problem for us. Such an event temporarily causes us to, in effect, use funds for which no loans have been secured. Such an event can reduce our profitability and increase risk to the Company. In the event that a draft has not been cashed for an undue period of time, we may have a liability for the draft, and the insured may have no coverage.

Business Interruption from natural disasters, including hurricanes and pandemics.

In the event of a natural disaster or other occurrence beyond our control, we may be unable to conduct our normal course of business that could cause temporary or permanent harm to the Company due to loss of customers, increased defaults on our premium finance loans, interruptions to our operations, and reduced demand for our premium finance loans.

Insurance Company Concentration

To reduce our exposure, we try to limit the amount of financing we do for any one insurance company. The senior lender providing our revolving credit line has placed certain limits on the percentage of our business that can be financed with any one insurance company. Although we endeavor to keep our concentration within the limits authorized by our senior lender, this is not always possible. Market conditions may cause fluctuations in our concentration, creating disproportionate exposure to one or several insurance companies. Such an event could increase our risks.

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

Liability Arising from Wrongful Cancellation of an Insurance Policy

Through the normal course of business, we cancel many insurance policies for non-payment. In the event we cancel an insurance policy in error, we could be deemed liable for claims that would normally be paid by the insurance carrier. Such claims and resultant damages could be significant. Although we carry professional liability insurance to cover such instances, certain provisions could prevent us from recovering all or part of our claim.

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

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. All personnel are made aware of our cybersecurity policies through training.

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

Our Chief Executive Officer and Chief Financial Officer are primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from the Vice President of Technology and third-party service providers.

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

Market Information

Our common stock is traded on the OTCQX under the symbol SPFX. Quotes on OTCQX represent inter-dealer prices that do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders

As of March 10, 2025, we had 96 holders of record of our common stock and 3,001,216 shares of common stock outstanding.

Dividends

We did not declare or pay dividends on our common stock in either fiscal year 2024 or 2023. The terms of our current line of credit agreement prohibit us from paying dividends on our common stock without the consent of the lender. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.

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

We have offered premium financing since 1991 through our wholly owned subsidiary, Standard Premium Finance Management Corporation. We are generally targeting premium financing loans from $1,000 to $100,000, with repayment terms ranging from 6 to 10 months, although we may offer larger loans under circumstances we deem appropriate. Qualified customers may have multiple loans with us concurrently, which we believe provides opportunities for repeat business, as well as increased value for our customers.

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Arizona, Colorado, Connecticut, Florida, Georgia, Massachusetts, Maryland, Michigan, North Carolina, Pennsylvania, South Carolina, Texas, and Virginia. Throughout 2023 and 2024, we have obtained additional licenses for a total of thirty-seven states. We intend to continue to expand our market into new states as part of our organic growth strategy. Loans are originated primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 63% ($41,216,068) of its capital and total liabilities as of December 31, 2024. As of December 31, 2024, the Company’s subordinated notes payable and other loans represented approximately 19% ($12,724,253) of the Company’s capital and total liabilities, operating liabilities provide approximately 7% ($4,554,965) of the Company’s capital and total liabilities, preferred equity provides approximately 2% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common paid-in capital represents the remaining 9% ($5,691,697) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Years Ended December 31,
	2024	2023
Gross Revenue	$12,143,143	$9,723,010
Originations	$149,509,349	$131,145,594
Interest Earned Rate	17.8%	17.0%
Cost of Funds Rate, Gross	8.36%	8.12%
Cost of Funds Rate, Net	6.27%	6.09%
Reserve Ratio	2.78%	2.18%
Provision Rate	0.84%	0.73%
Return on Assets	1.35%	0.73%
Return on Equity	16.57%	9.22%

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

RESULTS of OPERATIONS

Results of Operations for the Year ended December 31, 2024 Compared to the Year ended December 31. 2023

Summary of Comparative Results
	For the years ended
	December 31, 2024	December 31, 2023	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance Charges	$10,549,453	$8,285,805	2,263,648	27.3%
Late Charges	1,209,614	1,067,914	141,700	13.3%
Origination Charges	384,076	369,291	14,785	4.0%
Gross Revenue	12,143,143	9,723,010	2,420,133	24.9%

Expenses:
Interest	4,407,653	3,798,046	609,607	16.1%
Salaries and wages	2,118,609	1,767,153	351,456	19.9%
Commissions	1,449,676	1,150,746	298,930	26.0%
Provision for credit losses	1,254,525	950,815	303,710	31.9%
Professional fees	372,162	310,951	61,211	19.7%
Postage	113,529	114,980	(1,451)	(1.3%)
Insurance	170,959	124,484	46,475	37.3%
Other operating expenses	935,891	792,942	142,949	18.0%
Total costs and expenses	10,823,004	9,010,117	1,812,887	20.1%

Income before income taxes	1,320,139	712,893	607,246	85.2%

Provision for income taxes	340,146	180,491	159,655	88.5%

Net income	979,993	532,402	447,591	84.1%

Revenue

Revenue increased by 24.9% overall or $2,420,133 to $12,143,143 for the year ended December 31, 2024 from $9,723,010 for the year ended December 31, 2023. The increase in revenue was due to a 27.3% or $2,263,648 increase in finance charges, a 13.3% or $141,700 increase in revenue from late charges, and a 4.0% or $18,785 increase in origination charges. Revenue from finance charges comprised 86.9% of overall revenue for the year ended December 31, 2024.

During the year ended December 31, 2024 compared to the year ended December 31, 2023, the company financed an additional $18,363,755 in new loan originations. This increase was due largely to increased marketing efforts throughout our established and new states, primarily by hiring additional marketing representatives in Florida and Texas. The Company also noted a 1,167 increase in the quantity of loan originations to 24,794 new loans for the year ended December 31, 2024 as compared to 23,627 for the year ended December 31, 2023. The quantity of loan originations is directly correlated to the increase in origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expenses

Expenses increased by 20.1% or $1,812,887 to $10,823,004 for the year ended December 31, 2024 from $9,010,117 for the year ended December 31, 2023.

The increase in expenses was primarily due to increases in the following categories:

•	$609,607 increase in interest expense as a result of increases in the line of credit interest rate and increased borrowings on the line of credit to fund growth in the loan portfolio. Due to benchmark interest rate increases adopted by the Federal Reserve Board throughout 2022 and 2023, interest rates throughout the marketplace have increased accordingly. In late 2024, benchmark interest rates decreased, providing some relief to our interest expense during the fourth quarter of 2024. Our line of credit features a variable interest rate based on one-month SOFR with a minimum rate of 3.35%. As of December 31, 2024 and 2023, our line of credit’s interest rate was 7.30% and 8.09%, respectively. Throughout the year ended December 31, 2024, the Company typically had increased borrowings on its line of credit as compared to the year ended December 31, 2023. The Company also increased borrowings through subordinated notes payable to $12,032,537 at December 31, 2024 from $8,953,557 at December 31, 2023. This increase in borrowings is due primarily to increased loan originations.
•	$351,456 increase in salaries and wages expense as a result of the hiring of additional marketing representatives in Florida, Texas, and the Northeast, as well as increased base salaries and wages for our office staff.
•	$303,710 increase in the provision for credit losses as a result of increasing the allowance for credit losses in line with the balance in premium finance contracts receivable from increased new loan originations. The Company maintains a provision for credit losses based on the gross value of its premium finance contracts and related receivable employing historical and forward-looking attributes.
•	$298,930 increase in commissions as a result of increased loan originations during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Income before Taxes

Income before taxes increased by $607,246 to $1,320,139 for the year ended December 31, 2024 from $712,893 for the year ended December 31, 2023. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $159,655 to $340,146 for the year ended December 31, 2024 from $180,491 for the year ended December 31, 2023. This increase was primarily attributable to the increase in taxable income.

Net Income

Net income increased by $447,591 to $979,993 for the year ended December 31, 2024 from $532,402 for the year ended December 31, 2023. This increase was attributable to the $607,246 increase in income before taxes, partially offset by the $159,655 increase in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of December 31, 2024

We had $1,716 cash and a working capital surplus of $14,566,412 at December 31, 2024. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with a new lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025 and replaced the benchmark rate of the loan from 30-day LIBOR to 30-day SOFR (Secured Overnight Financing Rate). LIBOR ceased to be published after June 30, 2023. The terms of the amended line of credit include an interest rate based on the 30-day SOFR rate plus an applicable margin of 2.55% - 2.96%, with a minimum rate of 3.35%. The applicable margin is based on the Company’s ratio of total liabilities to tangible net worth. As of December 31, 2024, the Company’s applicable margin was 2.75%. We believe that we will be able to obtain an extension of our current line of credit or negotiate a replacement line of credit with no material impact on our operations. We anticipate that the interest rate we pay on our revolving credit agreement may decrease due to the recently adopted benchmark interest rate decreases by the Federal Reserve Board. Because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next 12 months.

During the year ended December 31, 2024, the Company raised an additional $1,028,000 in subordinated notes payable – related parties and $2,269,440 in subordinated notes payable. During the year ended December 31, 2024, the Company repaid $10,000 of notes payable – related parties and $131,500 of notes payable. The Company utilizes its cash inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, a larger line of credit is paramount to fueling this growth. The Company’s line of credit is $45,000,000 and its maturity on its line of credit facility is November 30, 2025. We believe that we will be able to obtain an extension of our current line of credit or negotiate a replacement line of credit with no material impact on our operations. The Company does not currently have any offers to extend or replace its line of credit.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of December 31, 2024, the Company was contractually obligated as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Line of credit	$41,216,068	$41,216,068	$—	$—	$—
Subordinated notes payable	12,032,537	3,992,940	7,338,597	701,000	—
Capital lease obligations	27,393	13,875	13,518	—	—
Operating lease obligations	203,118	114,230	88,888	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	45,705	45,705	—	—	—
Total contractual obligations	$53,524,821	$45,382,818	$7,441,003	$701,000	$—

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

In developing a measurement of credit loss, institutions are required to segment financial assets into pools that share similar risk characteristics. The Company retains a third-party service provider to analyze its loan portfolio and create a financial model to better estimate its allowance for credit losses within the context of ASC 326, “Financial Instruments – Credit Losses”. Management, along with their service provider, performs an annual analysis to assist with the determination process of how financial assets should be segregated by risk. Based on this internal risk analysis performed on the Company’s historical datasets, assets are designated into asset classes based on asset codes and other credit quality indicators to provide structure based on similar risk characteristics or areas of risk concentration. Management, at the recommendation of the service provider, updated its allowance estimation model by including portfolio segmentation and the application of a separate methodology for each portfolio segment. The Company classifies its portfolio into two segments, (1) Due from Insured and (2) Due from Insurance Carrier. The segmentation is based on the respective payment and risk characteristics of each portfolio segment. The Company develops a systematic methodology to determine its allowance for credit losses at the portfolio segment level.

The Company utilized the vintage Probability of Default (PD) method for determining expected future credit losses for the Due from Insured portfolio segment. PD is a measure of the likelihood that a borrower will default on an asset or other financial obligation. Default refers to the failure by the borrower to make scheduled payments. Defaults are tracked historically by the percentage of assets in default to assets remaining in the pool by vintage cohort based on month after origination. Additionally, Loss Given Default (LGD) is a measure of the expected loss on a loan or asset in the event of default by the borrower. In other words, it is the amount of money that a lender is likely to lose if the borrower fails to make scheduled payments on the asset. The expectation of future defaults and loss given default are used as the basis for the allowance for credit losses on each asset by segment. The asset level ACLs are then aggregated by asset segment for reporting purposes.

The Company utilized the reporting period loss rate discounted cash flow method for determining expected future credit losses for the Due from Insurance Carrier portfolio segment. In a DCF model, projected cash flows by asset are adjusted for charge-offs, prepayments and amortization are discounted to their present value using the effective interest rate. The effective interest rate used in a DCF model is based on the stated rate that is adjusted for deferred fees and costs, and premiums and discounts. The technique considers future cash flows, adjusted for potential charge-off and prepayment activity, based on the Company’s own historical experience. The difference between the discounted cash flow and the current amortized cost basis of the asset represents the allowance for credit losses (ACL). These asset-level ACLs are then aggregated for reporting purposes at the segment level. In a reporting period loss rate model, historical data is viewed from an historical reporting period perspective and grouped into segments that share similar characteristics, such as asset type, and credit quality. This allows the model to capture the unique cash flow profile of each segment over the contractual term of each pool.

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to directors, executives, employees and consultants, including employee stock options related to our 2019 Equity Incentive Plan and stock warrants based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model to estimate the value of employee stock options and stock warrants, which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based expectations of future developments over the term of the option.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 – Exhibits and Financial Statement Schedules of this filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2024 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 framework). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers of Standard Premium Finance Holdings, Inc.

The following table sets forth the names, ages and titles of our executive officers and directors as of March 10, 2025.

Name	Age	Position
William Koppelmann	62	Chairman, President, Chief Executive Officer
Brian Krogol	36	Chief Financial Officer, Director
Margaret Ruiz	63	Operations Manager, Secretary
Victor Galliano	60	Vice President of Marketing
Robert Mattucci	60	Vice President of Sales
Scott Howell, MD	60	Director
Mark E. Kutne, MD	65	Director
John C. Leavitt, DBA	65	Director
Christopher Perrucci, ESQ	64	Director
James Wall	79	Director
Carl C. Hoechner	63	Director

Director Tiers

The Company’s Bylaws establishes a tiered Board of Directors consisting of three tiers of directors, with each tier of directors serving three-year terms that will end in successive years at the annual meeting of stockholders.

Directors whose terms will expire at the 2025 annual meeting of stockholders:

John C. Leavitt, DBA

Chirstopher Perrucci, ESQ

Carl C. Hoechner

Directors whose terms will expire at the 2026 annual meeting of stockholders:

William Koppelmann

Mark Kutner, MD

Scott Howell, MD

Directors whose terms will expire at the 2027 annual meeting of stockholders:

Brian Krogol

James Wall

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

Margaret Ruiz – Operations Manager and Secretary.

Margaret Ruiz has been our Operations Manager and Secretary since 2017. Since August 2000, she has served as Operations Manager of Standard Premium Finance Management Corporation. Prior to joining Standard Premium Finance Management Corporation in August 2000, Margaret Ruiz gained nearly 20 years of commercial banking experience with SunTrust Bank from 1980 to 1997 and Office Manager at Professional Therapeutic Alternatives from 1997 to 2000. Her early career in Human Resources was spent in recruiting and employment matters. She was responsible for the nonexempt staffing for SunTrust’s 1500 employees. Ruiz is proficient in computer operations, having worked for three years in the bank’s data center, acting as liaison for branch personnel in all aspects of technical issues related to retail banking. Ms. Ruiz is an integral part of the Company’s management, in charge of the day-to-day operations and the supervision of 12 staff members. She oversees the customer service provided to more than 600 agents and agencies throughout the Southeast United States and Texas. Ms. Ruiz is involved in most aspects of audit requirements imposed by the Company’s lender and governing entities, ensuring compliance by administering strict internal control procedures. Most notable of Ms. Ruiz’s recent accomplishments is the successful overhaul of the operating system, converting over 20,000 customer records and implementing new procedures. Margaret Ruiz is William Koppelmann’s sister.

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

Scott Howell, MD – Director.

Dr. Scott Howell has served as a Company director since 2017. Dr. Howell is currently a practicing physician for more than 25 years. Dr. Howell is board certified in Family Practice, Preventative Medicine and Public Health and Addiction Medicine. Presently, Dr. Howell advises healthcare organizations with regulatory, product development, reimbursement and financial modeling for multiple healthcare organizations. Dr. Howell is the medical director at the AIDS Healthcare Foundation Chronic Care Special Needs Plan (C-SNP) from 2019 to the present. In 2018, Dr. Howell launched 11.2 Healthcare, Inc., a private healthcare finance consulting organization concentrating on managed care, medical devices and financing of developmental companies. From 2017 to 2018, Dr. Howell was the Chief Medical Officer at Advantmed, a healthcare analytics and delivery organization. From 2015 to 2017, Dr. Howell was an executive medical director for Heritage Development Organization, for which he participated in national expansion through joint ventures, mergers & acquisitions and by identifying enterprise-wide clinical solutions. From 2008 to 2015, Dr. Howell was the National Senior Medical Director and Chief Medical Officer for Network and Population Health at Optum Insight, responsible for risk adjustment, quality performance, networks, predictive modeling and clinical consulting, including as the Regional Chief Medical Officer (RCMO) for the Northeast Region of Americhoice, Inc. focusing on the Medicaid and Dual SNP populations. From 2000 to 2008, Dr. Howell was the Medical Director for Managed Care at the AIDS Healthcare Foundation, the first HIV SNP in the nation, and was responsible for international consulting in Russia, Ukraine, Guatemala, Honduras, and Haiti. During this period, Dr. Howell was the lead scientific advisor to Management Sciences for Health, the prime contractor for PEPFAR in Haiti. Dr. Howell has a Master’s in Economics from the University of Miami, a Master’s in Public Health and Tropical Medicine, (MPH&TM) from Tulane University, and a Master’s in Business Administration (MBA) from California State University Fresno. Dr. Howell is currently retired from the Air Force after 25 years of service with the rank of Colonel. His last assignment was with the Office of Secretary of Defense (OSD) at the Department of Defense Inspector General (DoDIG) in Special Plans and Operations (SPO). The Board believes that Dr. Howell extensive experience in management and consulting brings to the Board and management perspective on dealing with governmental regulations and growth of its business.

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

John C. Leavitt, DBA – Director.

John C. Leavitt has served as a Company director since 2017. Mr. Leavitt is a Certified Project Management Professional (“PMP”) as well as Program Management (“PgMP”) with more than 25 years of management, technical and engineering experience in Government DOD, DOS, and NASA IT and Communications systems such as SATCOM, Commercial RF Systems and telecommunications. Mr. Leavitt is currently employed with the National Aeronautics and Space Administration (NASA), since July 2016, and is responsible for ensuring desktop computer and communication systems are meeting mission requirements and configured for launch support under the Office of Chief Information Office within NASA. Previous assignments include IT Architect for the Commercial Crew Program helping to launch American Astronauts to the International Space Station (ISS). He has managed multiple complex high-profile projects using PMI-methods and NASA Best practices. As a consultant Mr. Leavitt has assisted in writing proposals and white papers for customers on large Government and commercial companies such as American Access Technologies, ASRC Aerospace, MASTEC, SAIC and Yang Engineering. Mr. Leavitt has been a speaker for project management conferences across the US. Mr. Leavitt graduated magna cum laude with his Bachelor of Science in Engineering Technologies (BS-EET) from the University of Central Florida, earning his MBA from Keller Graduate School of Management, and Doctorate in Business Administration (DBA) specializing in Information Systems Management at Walden University. The Board believes that Mr. Leavitt’s experience in project management and government contracting assists the Board and management in strategic planning and managing for growth.

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

Audit Committee

The Board adopted its current Audit Committee Charter on April 25, 2022. The principal functions of the Audit Committee are to review and monitor the Company’s financial reporting and the internal and external audits. The committee’s functions include, among other things: (i) to select and replace the Company’s independent registered public accounting firm; (ii) to review and approve in advance the scope and the fees of our annual audit and the scope and fees of non-audit services of the independent registered public accounting firm; (iii) to receive and consider a report from the independent registered public accounting firm concerning their conduct of the audit, including any comments or recommendations they might want to make in that connection; and (iv) to review compliance with and the adequacy of our major accounting and financial reporting policies and controls. The members of the Audit Committee are currently Scott Howell, MD, Mark Kutner, MD, and John Leavitt, DBA. The Audit Committee met two times during the fiscal year ended December 31, 2024. The Board has determined that Messrs. Howell, Kutner and Leavitt are “independent” as defined in the rules of The Nasdaq Stock Market LLC and that Dr. Howell qualifies as an “audit committee financial expert” as defined in the regulations of the Securities and Exchange Commission. A copy of the Audit Committee charter is available at https://standardpremiuminvestors.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended December 31, 2024, other than the following:

Carl Hoechner filed a late Form 4 related to the purchase of Common Stock.

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	Total ($)
William Koppelmann,	2024	275,000	7,168	—	282,168
Chief Executive Officer	2023	275,000	7,168	—	282,168
Brian Krogol	2024	175,000	4,601	—	179,601
Chief Financial Officer	2023	175,000	4,566	—	179,566
Victor Galliano	2024	192,081	1,522	—	193,603
Vice President of Sales	2023	172,446	1,522	—	173,968
Robert Mattucci	2024	176,740	3,056	—	179,796
Vice President of Marketing	2023	157,823	3,249	—	161,072

_____________________

(1)	Salary and Commissions paid through payroll

(2)	Cash bonuses paid through payroll
(3)	Fair Value of Option Awards at Grant Date. See Note 12 to the Company’s Consolidated Financial Statements for the Years Ended December 31, 2024 and 2023 for details on determination of fair value of Stock Options.

Outstanding Equity Awards Table

The following table sets forth outstanding equity awards for our named executive officers at December 31, 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name (a)	Number of securities underlying unexercised warrants (#) exercisable (b)	Number of securities underlying unexercised warrants (#) not exercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option/warrant exercise price (e)	Option/warrant expiration date (f)
William Koppelmann	25,000	—	—	$4.00	March 31, 2025
	75,000	—	—	$12.00	March 31, 2025
	—	—	10,000	$4.95	June 28, 2027
Brian Krogol	—	—	10,000	$4.50	June 28, 2032
	5,000	—	—	$4.00	March 31, 2025
	50,000	—	—	$12.00	March 31, 2025
Victor Galliano	—	—	27,900	$0.80	February 28, 2030
Robert Mattucci	—	—	27,900	$0.80	February 28, 2030

Note: The stock options issued under the Equity Incentive Plan vest over a two-year period from the grant date. The warrants all vested upon grant.

Director Compensation in 2024

The Company did not pay any directors compensation for their service on the Board of Directors during the year ended December 31, 2024. Messrs. Koppelmann and Krogol received compensation for services as executive officers as set forth in the Summary Compensation Table and no compensation for Board service.

Employment, Severance or Change in Control Agreements

We are not party to any agreements with our executive officers that provide benefits upon termination of employment. Currently the executive officers are employed at will with no present arrangements or pledges of the Company’s securities which may result in a change of control of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Convertible Preferred Stock as of March 10, 2025 by (i) each stockholder who is known by the Company to own beneficially more than five percent of any class of the Company’s voting securities, (ii) each current director of the Company, (iii) each of the Company’s current executive officers, and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to the table, the listed stockholders hold sole voting and investment power over their respective shares. The information as to each person or entity is based upon the Company’s records and information provided to the Company.

Name	Common Stock			Series A Convertible Preferred Stock
	Number of Shares (a)		Percent of Class (a)	Number of Shares	Percent of Class
William Koppelmann	916,155	(b)	21.5%
Brian Krogol	152,600	(c)	3.6%	2,000	1.2%
Carl C. Hoechner	197,100	(d)	4.6%
Mark Kutner, MD	241,500	(e)	5.7%	50,000	30.1%
James Wall	103,256	(f)	2.4%
Chris Perrucci	91,500	(g)	2.1%
John Leavitt	92,500	(h)	2.2%
Scott Howell, MD	91,500	(i)	2.1%
Victor Galliano	43,259	(j)	1.0%
Robert Mattucci	39,303	(k)	<1%
Margaret Ruiz	27,478	(l)	<1%

All Officers and Directors as a Group (11 persons)	1,996,151		46.8%

Shareholders with greater than 5%:
MaryLea Boatwright	286,748		6.7%

(a)	A party is deemed to be a beneficial owner of shares that can be acquired by such person within 60 days from March 10, 2025, upon their exercise of options and warrants. Each beneficial owner’s percentage of ownership is determined by assuming that options and warrants that are held by such party (but not those held by any other party) and are exercisable or convertible by such party within 60 days from that date have been so exercised or converted.
(b)	Consists of (i) 806,155 shares owned by Mr. Koppelmann directly, (ii) 25,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, (iii) 75,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share, and (iv) 10,000 shares issuable upon exercise by Mr. Koppelmann of five-year stock options at an exercise price of $4.95 per share.
(c)	Consists of (i) 87,600 shares owned by Mr. Krogol directly, (ii) 5,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, (iii) 50,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share, and (iv) 10,000 shares issuable upon exercise by Mr. Krogol of ten-year stock options at an exercise price of $4.50 per share.
(d)	Consists of (i) 172,100 shares owned by Mr. Hoechner directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(e)	Consists of (i) 126,500 shares owned by Dr. Kutner directly, (ii) 15,000 shares issuable upon exercise of Class W4 five-year warrants at an exercise price of $4.00 per share, (iii) 50,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share, and (iv) 50,000 shares issuable upon exercise of Class W4A five-year warrants at an exercise price of $4.00 per share.
(f)	Consists of (i) 78,256 shares owned by Mr. Wall directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(g)	Consists of (i) 66,500 shares owned by Mr. Perrucci directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(h)	Consists of (i) 67,500 shares owned by Mr. Leavitt directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(i)	Consists of (i) 66,500 shares owned by Mr. Howell directly and (ii) 25,000 shares issuable upon exercise of Class W12 five-year warrants at an exercise price of $12.00 per share.
(j)	Consists of (i) 15,359 shares owned by Mr. Galliano directly and (ii) 27,900 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(k)	Consists of (i) 11,403 shares owned by Mr. Mattucci directly and (ii) 27,900 shares issuable upon exercise of ten-year stock options at an exercise price of $0.80 per share.
(l)	Consists of (i) 17,478 shares owned by Ms. Ruiz directly and (ii) 10,000 shares issuable upon the exercise of ten-year stock options at an exercise price of $0.80 per share.

Address of William J. Koppelmann, Carl Christian Hoechner, Mark Kutner, James Wall, Chris Perrucci, John Leavitt, Scott Howell, Victor Galliano, Robert Mattucci, Margaret Ruiz, and Brian Krogol is 13590 SW 134th Avenue, Suite 214, Miami, FL 33186. Address of MaryLea Boatwright is 3889 Admiral Drive, Chamblee, GA 30341.

Securities Authorized for Issuance Under Equity Compensation Plans

 On December 17, 2019, our Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and the 2019 Plan was approved by the stockholders on January 8, 2020. The 2019 Plan provides for the award of Stock Options, Stock Purchase Rights, Stock Appreciation Rights and Common Stock. On June 29, 2022, 20,000 options for the purchase of common stock were granted to designated Officers under the 2019 Plan. Half of these options vested on June 29, 2023, and the other half vest on June 29, 2024. During the years ended December 31, 2024 and 2023, the Company recognized $14,100 and $28,200, respectively, of stock option expense.

On March 12, 2019, the Board of Directors authorized the issuance of 1,000,000 common stock purchase warrants for compensation. On June 11, 2021, the Company authorized 400,000 additional warrants and issued 175,000 of these warrants for the purchase of common stock. The 175,000 Class W4A warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. These outstanding warrants were issued on June 11, 2021, to designated Officers, Directors, and consultants with a total fair value of $9,275 on the grant date. The warrants vested immediately. On June 1, 2022, the Company issued 60,000 of previously authorized warrants for the purchase of common stock. The 60,000 Class W4A warrants are issued at $.001 Par Value and exercisable at a strike price of $4 for a period of five (5) years. These outstanding warrants were issued on June 1, 2022, as compensation to consultants with a total fair value of $10,800 on the grant date. The warrants vested immediately.

The following table summarizes information about our outstanding equity plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (1)	Weighted-average exercise price of outstanding options and warrants (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	1,266,200	$6.31	457,600
Equity compensation plans not approved by security holders	—	—	—
Total	1,266,200	$6.31	457,600

___________________

(1)	Includes 111,200 shares of common stock issuable upon exercise of stock options, which were issued through the 2019 Plan, and 1,155,000 stock purchase warrants, which were issued under the authorization of the Board of Directors and approved by the vote of the shareholders.
(2)	Includes exercise price of 111,200 outstanding stock options, which were issued through the 2019 Plan, and 1,155,000 stock purchase warrants, which were issued under the authorization of the Board of Directors and approved by the vote of the shareholders.
(3)	Consists of the 92,600 shares available for future issuance under the 2019 Plan and the 365,000 authorized but unissued common stock purchase warrants.
(a)	See Note 13 – Equity in the Notes to Consolidated Financial Statements included in this Form 10-K for the years ended December 31, 2024 and 2023 for further information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Agreement with Bayshore Corporate Finance, LLC

In July 2016, the Company entered into a Consulting Agreement with Bayshore Corporate Finance, LLC to facilitate the Company’s business strategy and planning and to advise the Company on financial, mergers and acquisitions and other matters. Scott Howell, Chris Perrucci, and John Leavitt were managers of Bayshore Corporate Finance, LLC and directors of the Company at the time the consulting agreement was executed. In December 2019, these directors retired as managers of Bayshore Corporate Finance, LLC. They had no ownership interest in Bayshore Corporate Finance, LLC. The Company paid Bayshore Corporate Finance, LLC a total of $109,105 in 2024 and $67,433 in 2023. The agreement with Bayshore Corporate Finance, LLC, was terminated on December 24, 2024.

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

Loans to the Company by Officers and Directors

There are five directors and/or officers that have made loans to the company. Our CEO, William Koppelmann, has advanced loans to the corporation through various notes totaling $755,000, maturing from 2026 through 2028, at interest of 8%. Mr. James Wall, director, has made advances of $166,000 that matures in 2025, at interest of 8%. Mr. Robert Mattucci, Vice President, has made advances of $160,000, maturing in 2026 and 2028, at interest of 8%. Mr. Brian Krogol, CFO, has made advances of $188,040, maturing in 2028, at interest of 8%. All interest is paid on a monthly basis, in arrears and the company is current on its payments.

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

The following table shows the aggregate fees billed to us for professional services rendered by Assurance Dimensions and Liggett & Webb, P.A. during the periods presented:

	Year Ended December 31,
Types of Fees	2024	2023
Audit Fees (1)	71,070	64,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	2,500	2,500
Other Fees (4)	—	—
Total Fees	73,570	66,500

__________

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and professional services rendered in connection with our filing of our annual Form 10-K, quarterly Form 10-Q, and other services that are normally provided by Assurance Dimensions, LLC, during the periods presented in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above.

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

10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5*	Consulting Agreement dated August 1, 2016 between Registrant and Bayshore Corporate Finance, LLC. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.6	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

10.7	Lease Agreement dated March 1, 2024 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.8*	Schedule of Employee Incentive Stock Options issued on March 1, 2020 and June 29, 2022. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.9	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.10	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.11	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.12	Third Amendment to Loan Agreement dated November 14, 2023 among Standard Premium Finance Management Corporation and First Horizon Bank (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.13*	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.14*	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
19.1	Procedures and Guidelines Governing Securities Transactions by Company Personnel (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

______________________________________

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2025

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2025.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Standard Premium Finance Holdings, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Standard Premium Finance Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Premium Finance Holdings, Inc. and Subsidiary (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

During our audit procedures, we identified that there were significant premium finance contracts accounts receivable as of December 31, 2024 and therefore there was a question over the adequacy of the allowance for credit losses.

How we addressed the matter in our audit

The primary procedures we performed to address this critical audit matter included examining the premium finance contracts and related receivable aging, evaluating management’s assessment of the collectability of accounts receivable, reviewing historical trends and write-offs, and testing the collection of outstanding balances at year-end. Based on our procedures we deemed the Company’s treatment of premium finance contracts and related receivable and the corresponding allowance for credit losses to be materially appropriate as of December 31, 2024.

/s/ Assurance Dimensions
We have served as the Company’s auditor since 2022.
Margate, Florida
March 10, 2025

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

ww.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AbitOs Advisors, LLC ("AbitOs Advisors"), provide professional services. AD LLC and AbitOs Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AbitOs Advisors provide tax and business consulting services to their clients. AbitOs Advisors, and its subsidiary entities are not licensed CPA firms.

 Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS
Cash	$1,716	$45,239
Premium finance contracts and related receivable, net of allowance for credit losses of $1,969,007 and $1,501,593 at December 31, 2024 and December 31, 2023, respectively	63,857,557	60,739,699
Prepaid expenses and other current assets	414,411	307,206
TOTAL CURRENT ASSETS	64,273,684	61,092,144

Property and equipment, net	134,179	122,500
Operating lease assets	203,119	80,840
Finance lease assets	25,408	38,664

OTHER ASSETS
Cash surrender value of life insurance	705,593	650,237
Deferred tax asset	505,000	391,000
TOTAL OTHER ASSETS	1,210,593	1,041,237

TOTAL ASSETS	$65,846,983	$62,375,385

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$328,421	$168,543
Line of credit, net	41,216,068	42,374,715
Drafts payable	2,080,810	2,681,359
Note payable - current portion	3,616,940	2,181,400
Note payable - stockholders and related parties - current portion	376,000	310,000
Other loans - current portion	45,705	92,785
Operating lease obligation - current portion	114,230	50,594
Finance lease obligation - current portion	13,875	13,166
Accrued expenses and other current liabilities	1,915,223	1,555,044
TOTAL CURRENT LIABILITIES	49,707,272	49,427,606

LONG-TERM LIABILITIES
Note payable, net of current portion	5,376,557	4,684,157
Note payable - stockholders and related parties, net of current portion	2,663,040	1,778,000
Life insurance policy loan	646,011	—
Other loans, net of current portion	—	31,139
Operating lease obligation, net of current portion	88,888	30,246
Finance lease obligation, net of current portion	13,518	27,393
TOTAL LONG-TERM LIABILITIES	8,788,014	6,550,935

TOTAL LIABILITIES	58,495,286	55,978,541

COMMITMENTS AND CONTINGENCIES (see Note 15)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at December 31, 2024 and December 31, 2023	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 3,001,216 and 2,905,016 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	3,001	2,905
Additional paid in capital	3,502,815	3,411,851
Retained earnings	3,845,715	2,981,922
TOTAL STOCKHOLDERS' EQUITY	7,351,697	6,396,844

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,846,983	$62,375,385

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	For the Year Ended December 31,
	2024	2023

REVENUES
Finance charges	$10,549,453	$8,285,805
Late charges	1,209,614	1,067,914
Origination fees	384,076	369,291

TOTAL REVENUES	12,143,143	9,723,010

OPERATING COSTS AND EXPENSES

Interest	4,407,653	3,798,046
Salaries and wages	2,118,609	1,767,153
Commissions	1,449,676	1,150,746
Provision for credit losses	1,254,525	950,815
Professional fees	372,162	310,951
Postage	113,529	114,980
Insurance	170,959	124,484
Other operating expenses	935,891	792,942

TOTAL COSTS AND EXPENSES	10,823,004	9,010,117

INCOME BEFORE INCOME TAXES	1,320,139	712,893

PROVISION FOR INCOME TAXES	340,146	180,491

NET INCOME	979,993	532,402

PREFERRED SHARE DIVIDENDS	(116,200)	(116,200)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$863,793	$416,202

Net income per share attributable to common stockholders
Basic	$0.29	$0.14
Diluted	$0.24	$0.13

Weighted average common shares outstanding
Basic	2,942,797	2,905,016
Diluted	4,050,262	3,294,511

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2022	166,000	$166	2,905,016	$2,905	$3,383,651	$2,565,720	$5,952,442

Options issued for services	—	—	—	—	28,200	—	28,200
Dividends paid on Series A convertible preferred stock	—	—	—	—	—	(116,200)	(116,200)
Net income	—	—	—	—	—	532,402	532,402
BALANCE AT DECEMBER 31, 2023	166,000	$166	2,905,016	$2,905	$3,411,851	$2,981,922	$6,396,844

Options issued for services	—	—	—	—	14,100	—	14,100
Common stock issued in exchange for notes payable	—	—	96,200	96	76,864	—	76,960
Dividends paid on Series A convertible preferred stock	—	—	—	—	—	(116,200)	(116,200)
Net income	—	—	—	—	—	979,993	979,993
BALANCE AT DECEMBER 31, 2024	166,000	$166	3,001,216	$3,001	$3,502,815	$3,845,715	$7,351,697

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	For the Year Ended December 31,
	2024	2023

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$979,993	$532,402
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation	40,477	25,292
Amortization of right to use asset - operating lease	113,056	115,567
Amortization of finance lease asset	13,256	13,256
Provision for credit losses	1,254,525	950,815
Amortization of loan origination fees	1,576	104,701
Options issued for services	14,100	28,200
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	(107,205)	41,589
(Increase)/Decrease in deferred tax asset, net	(114,000)	(102,836)
Increase/(Decrease) in drafts payable	(600,549)	853,475
Increase/(Decrease) in accrued expenses and other current liabilities	360,179	237,345
Increase/(Decrease) in operating lease liability	(113,057)	(115,567)
Net cash provided by operating activities	1,842,351	2,684,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(4,372,383)	(12,215,611)
Payments made on cash surrender value of life insurance	(51,279)	(46,421)
Sale of property and equipment	19,571	18,517
Purchases of property and equipment	(71,727)	(62,718)
Net cash used in investing activities	(4,475,818)	(12,306,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	159,878	168,543
Proceeds of line of credit, net of repayments	(1,160,223)	9,556,389
Proceeds from loan on cash surrender value of life insurance	641,934	—
Proceeds from notes payable	2,269,440	350,212
Repayment of notes payable	(131,500)	(771,576)
Proceeds from notes payable - stockholders and related parties	1,028,000	190,000
Repayment of notes payable - stockholders and related parties	(10,000)	(27,000)
Repayment of finance lease obligation	(13,166)	(12,494)
Proceeds of other loans	43,000	—
Repayment of other loans	(121,219)	(91,852)
Dividends paid on Series A Convertible Preferred Stock	(116,200)	(116,200)
Net cash provided by financing activities	2,589,944	9,246,022

NET CHANGE IN CASH	(43,523)	(375,972)

CASH AT THE BEGINNING OF THE PERIOD	45,239	421,211

CASH AT THE END OF THE PERIOD	$1,716	$45,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$383,842	$78,046
Interest paid	$4,448,909	$3,704,469
NON-CASH INVESTING AND FINANCING TRANSACTION:
Operating lease assets obtained in exchange for lease liabilities	$235,335	$—
Common stock issued in exchange for notes payable	$76,960	$—

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFX” or the “Holdings”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida. SPFX issued 100,000 shares of common stock to its founder with a fair value of $100 in exchange for services provided.

Standard Premium Finance Management Corporation (“SPFMC” or the “Subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in thirty-seven states.

On March 22, 2017, SPFX entered into an agreement of share exchange with SPFMC and the shareholders of SPFMC common stock to facilitate the formation of SPFX that will own all of the issued and outstanding shares of SPFMC. The shareholders of SPFMC agreed to exchange SPFMC common stock for newly issued shares of SPFX common stock. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of SPFX with SPFMC as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the Company. We did not recognize goodwill or any intangible assets in connection with the transaction.

The accompanying consolidated financial statements include the accounts of SPFX and its wholly-owned subsidiary SPFMC. SPFX and its Subsidiary are collectively referred to as (“the Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The provisions of Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”) provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. ASC 606 requires revenue to be recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for services that are distinct and accounted for as separate performance obligations. In such cases, revenue would be recognized at the time of delivery or over time for each performance of service. However, the Company follows ASC 835, Interest, and ASC 310, Receivables, to recognize its finance charge, late charge, and origination fee revenue as these revenue streams are exempt from ASC 606.

Cash, Cash Equivalents, and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents at December 31, 2024 and 2023.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

2. Summary of Significant Accounting Policies (Continued)

The Company experienced a cash overdraft of $328,421 and $168,543 in its group of bank accounts at its primary lender as of December 31, 2024 and 2023, respectively. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from three to eleven monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of December 31, 2024 and 2023, the portfolio has an amortized cost basis of $67,173,975 and $63,602,075, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to a power of attorney contained in the finance contract. As of December 31, 2024 and 2023, the amount of unearned premium on open and cancelled contracts approximated $94,200,000 and $87,600,000, respectively. The annual percentage interest rates on new contracts averaged approximately 17.8% and 17.0% during the years ended December 31, 2024 and 2023, respectively.

Allowance for Credit Losses

In developing a measurement of credit loss, institutions are required to segment financial assets into pools that share similar risk characteristics. The Company retains a third-party service provider to analyze its loan portfolio and create a financial model to better estimate its allowance for credit losses within the context of ASC 326, “Financial Instruments – Credit Losses”. Management, along with their service provider, performs an annual analysis to assist with the determination process of how financial assets should be segregated by risk. Based on this internal risk analysis performed on the Company’s historical datasets, assets are designated into asset classes based on asset codes and other credit quality indicators to provide structure based on similar risk characteristics or areas of risk concentration. Management, at the recommendation of the service provider, updated its allowance estimation model by including portfolio segmentation and the application of a separate methodology for each portfolio segment. The Company classifies its portfolio into two segments, (1) Due from Insured and (2) Due from Insurance Carrier. The segmentation is based on the respective payment and risk characteristics of each portfolio segment. The Company develops a systematic methodology to determine its allowance for credit losses at the portfolio segment level.

The Company utilized the vintage Probability of Default (PD) method for determining expected future credit losses for the Due from Insured portfolio segment. PD is a measure of the likelihood that a borrower will default on an asset or other financial obligation. Default refers to the failure by the borrower to make scheduled payments. Defaults are tracked historically by the percentage of assets in default to assets remaining in the pool by vintage cohort based on month after origination. Additionally, Loss Given Default (LGD) is a measure of the expected loss on a loan or asset in the event of default by the borrower. In other words, it is the amount of money that a lender is likely to lose if the borrower fails to make scheduled payments on the asset. The expectation of future defaults and loss given default are used as the basis for the allowance for credit losses on each asset by segment. The asset level ACLs are then aggregated by asset segment for reporting purposes.

The Company utilized the reporting period loss rate discounted cash flow method for determining expected future credit losses for the Due from Insurance Carrier portfolio segment. In a DCF model, projected cash flows by asset are adjusted for charge-offs, prepayments and amortization are discounted to their present value using the effective interest rate. The effective interest rate used in a DCF model is based on the stated rate that is adjusted for deferred fees and costs, and premiums and discounts. The technique considers future cash flows, adjusted for potential charge-off and prepayment activity, based on the Company's own historical experience. The difference between the discounted cash flow and the current amortized cost basis of the asset represents the allowance for credit losses (ACL). These asset-level ACLs are then aggregated for reporting purposes at the segment level. In a reporting period loss rate model, historical data is viewed from an historical reporting period perspective and grouped into segments that share similar characteristics, such as asset type, and credit quality. This allows the model to capture the unique cash flow profile of each segment over the contractual term of each pool.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

2. Summary of Significant Accounting Policies (Continued)

When estimating credit losses, management considers the need to adjust historical segment loss, default, or prepayment information to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated and utilized in the model.

The adjustments to historical loss information may be qualitative in nature and should reflect changes related to relevant data which reflect differences in current asset specific risk characteristics, such as differences in underwriting standards, portfolio mix, or asset term within a segment at the reporting date or when an entity’s historical loss information is not reflective of the contractual term of the financial asset or group of financial assets.

This can include differences in:

•	Nature and volume of the Company’s financial assets.
•	The volume, trend and severity of past-due financial assets, nonaccrual assets, watch, special mention, adversely classified, or independently graded assets, work-outs and restructurings.
•	Changes to the underlying value or liquidity of collateral on financial assets.
•	Management’s lending policies and procedures, including changes in underwriting standards, collections, write-offs and recovery practices.
•	The quality of the credit review system.
•	The experience, ability, and depth of lending, investment, and collections management, as well as other relevant staff.
•	The effect of other external factors, such as competition and regulatory, legal, and technological environments.
•	Actual and expected changes in the general market condition of either the geographical area or industry in which the Company has exposure.
•	Actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect collectability of financial assets, including the condition of various market segments.
•	Additionally, concentration of credit and external factors such as competition, legal, and regulatory requirements are also assessed to refine the overall estimate of expected credit losses. This comprehensive approach ensures that the allowance for credit losses accurately reflects management's best judgment of future losses based on reasonable and supportable forecasts.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment 5 - 7 years

Computer equipment and software 3 - 5 years

Leasehold improvements 10 years

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $94,291 and $250,200 at December 31, 2024 and 2023, respectively. The Company mitigates this risk by maintaining its cash balances at a high-quality financial institution. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	December 31, 2024	December 31, 2023
Uninsured Balance	$94,291	$250,200
Plus: Insured balances	250,000	250,000
Plus: Balances at other institutions that do not exceed FDIC limit	1,716	45,239
Plus: Cash overdraft	328,421	168,543
Less: Outstanding checks	(672,712)	(668,743)

Cash per Consolidated Balance Sheet	$1,716	$45,239

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 66% and 61% of the Company’s business activity is with customers located in Florida for 2024 and 2023, respectively. Approximately 10% and 10% of the Company’s business activity is with customers located in Georgia for 2024 and 2023, respectively. Approximately 8% and 10% of the Company’s business activity is with customers located in North Carolina for 2024 and 2023, respectively. Approximately 8% and 10% of the Company’s business activity is with customers located in South Carolina for 2024 and 2023, respectively. There were no other significant regional, industrial or group concentrations during the years ended December 31, 2024 and 2023.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The gross cash surrender value relative to the policy in place at December 31, 2024 and 2023, was $705,593 and $650,237, respectively. In March 2024, the Company executed a $641,934 loan against the life insurance policy. Any death benefit received would first be reduced by the outstanding loan amount at the time of death. The loan accrues interest at a blended interest rate of 6.64%, has no maturity date, and was funded in April 2024. The Company paid interest on this loan of $27,884 and $0 for the years ended December 31, 2024 and 2023, respectively.

Amortization of Line of Credit Costs

Amortization of line of credit costs is computed using the straight-line method over the life of the loan.

Fair Value of Financial Instruments

The Company’s carrying amounts of financial instruments as defined by Financial Accounting Standards Board (“FASB”) ASC 825, “Disclosures about Fair Value of Financial Instruments”, including premium finance contracts and related receivables, prepaid expenses, cash surrender value of life insurance, drafts payable, accrued expenses and other current liabilities, approximate their fair value due to the relatively short period to maturity for these instruments. The fair value of the line of credit and notes payable are based on current rates at which the Company could borrow funds with similar remaining maturities and the carrying value approximates fair value.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

2. Summary of Significant Accounting Policies (Continued)

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of December 31, 2024.

The Company filed consolidated tax returns for the years ended December 31, 2024 and 2023, which are subject to examination by federal and state tax jurisdictions. The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, stock options to purchase 111,200 and 207,400 shares of common stock were outstanding, respectively, and stock warrants to purchase 1,035,000 and 1,035,000 shares of common stock were outstanding, respectively, as described in Note 12. All outstanding stock options have fully vested. All outstanding stock warrants vested immediately. In August 2024, the Company exchanged $10,000 of notes payable and $66,960 of notes payable – related parties for 96,200 shares of common stock at a price of $0.80 per share from the exercise of incentive stock options by two employees. The following table summarizes the effects of the outstanding options and warrants on earnings per share:

	December 31, 2024	December 31, 2023
Options included in the calculation of diluted EPS	91,200	197,400
Vested but antidilutive options	20,000	—
Nonvested options	—	10,000
Total options outstanding	111,200	207,400

Warrants included in the calculation of diluted EPS	—	635,000
Vested but antidilutive warrants	1,035,000	400,000
Total warrants outstanding	1,035,000	1,035,000

The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. This preferred stock is dilutive as of December 31, 2024 and anti-dilutive as of December 31, 2023.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures about reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker ("CODM") and (2) included in the reported measure of segment profit or loss. The new standard also requires companies to disclose the title and position of the individual (or the name of the committee) identified as the CODM, allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources, and is applicable to companies with a single reportable segment. The requirements are effective for annual reporting periods beginning on January 1, 2024, and are required to be applied retrospectively. The Company has adopted the additional disclosure requirements under ASU 2023-07. The additional requirements did not have a material impact on the financial statements.

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses

Premium Finance Contracts and Related Receivable represent monthly payments due on insurance premium finance contracts. The Company finances insurance policies over periods from three to eleven months for businesses and consumers who make an initial down payment of, on average, 25 percent of the insurance policy amounts. The entire amount of the contract is recorded including amounts due for finance charges and services charges. These receivables are reported net of unearned interest for financial statements purposes. Amounts due from agents represent balances related to (1) an agent’s unearned commission due to a policy cancellation and (2) down payments collected by the agents on behalf of the insured, which are due to us. Upon cancellation of an insurance premium finance contract, the unearned premium on the contract becomes due from the insurance carrier. The Company bifurcates its Premium Finance Contracts Receivable into two segments for reporting and allowance calculation purposes. The segments are (1) Due from Insured and (2) Due from Insurance Carrier.

At December 31, 2024 and 2023, premium finance contract and agents’ receivable consists of the following:

Description	December 31, 2024	December 31, 2023
Contracts due from insured	$59,758,090	$57,769,501
Contracts due from insurance carrier	7,415,885	5,832,574
	67,173,975	63,602,075
Amounts due from agents	1,059,085	804,131
Less: Unearned interest	(2,406,496)	(2,164,914)
	65,826,564	62,241,292
Less: Allowance for credit losses	(1,969,007)	(1,501,593)

Total	$63,857,557	$60,739,699

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

The allowance for credit losses at December 31, 2024 and December 31, 2023 is as follows:

	December 31, 2024	December 31, 2023
Allowance for contracts due from insured	$1,099,338	$953,208
Allowance for contracts due from insurance carrier	692,066	382,949
Allowance for amounts due from agents	177,603	165,436

Total allowance for credit losses	$1,969,007	$1,501,593

Activity in the allowance for credit losses for the years ended December 31, 2024 and 2023, is as follows:

	December 31, 2024	December 31, 2023
Balance at the beginning of the year	$1,501,593	$1,129,498
Current year provision	1,846,860	1,452,058
Write-offs charged against the allowance	(1,726,907)	(1,422,474)
Recoveries of amounts previously charged off	347,461	342,511

Balance at end of the year	$1,969,007	$1,501,593

The Company maintains an allowance that includes the expected write-offs of principal and interest. Provisions and write-offs per the note disclosures above are displayed at gross amounts, which include provisions and write-offs of both principal and unearned interest. The write-offs are allocated between the principal (i.e. provision for credit losses) and interest (i.e. contra-revenue) on the income statement. The following table shows a reconciliation between the total provision per this note and provision for credit losses on the consolidated statement of operations:

	December 31, 2024	December 31, 2023
Current year provision	$1,846,860	$1,452,058
Less: Contra-revenue	(592,335)	(501,243)
Provision for credit losses	$1,254,525	$950,815

The aging analyses of past-due contract receivables as of December 31, 2024 and December 31, 2023 are as follows:

As of December 31, 2024	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$113,024	$100,104	$5,186	$12,403	$230,717	$59,527,373	$59,758,090
Due from insurance carrier	446,035	400,021	302,676	2,387,638	3,536,370	3,879,515	7,415,885
Total	$559,059	$500,125	$307,862	$2,400,041	$3,767,087	$63,406,888	$67,173,975

As of December 31, 2023	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$147,915	$2,241	$7,536	$30,086	$187,778	$57,581,723	$57,769,501
Due from insurance carrier	1,041,232	976,535	456,897	1,913,339	4,388,003	1,444,571	5,832,574
Total	$1,189,147	$978,776	$464,433	$1,943,425	$4,575,781	$59,026,294	$63,602,075

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

4. Property and Equipment, Net

At December 31, 2024 and 2023, the Company’s property and equipment consists of the following:

	December 31, 2024	December 31, 2023

Computer Software	$25,857	$26,207
Automobile	166,749	155,881
Furniture & Fixtures	17,773	14,273
Leasehold Improvements	116,811	116,811
Computer Equipment	52,535	73,145
Property and equipment, gross	379,725	386,317
Accumulated depreciation	(245,546)	(263,817)
Property and equipment, net	$134,179	$122,500

The Company recorded depreciation expense in other operating expenses of $40,477 and $25,292, for the years ended December 31, 2024 and 2023, respectively.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company used its incremental borrowing rate of 5.25% for all operating leases as of December 31, 2024 and 2023. In March 2024, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2026 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335.

Office lease – On March 1, 2024, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,048 per month and expires in February 2026, including the renewal option (see Note 14).

Secure facility lease – On September 26, 2022, the Company entered into a three (3) year lease for a secure facility located in Miami, Florida. The lease has no renewal option. The lease is $1,418 per month, with payment increases of 4% annually, and expires in September 2025. The right-of-use asset and operating lease liability at the execution of this lease totaled $48,979.

Copier lease – On October 14, 2019 the Company entered into a copier lease. The right to use asset and lease liability at inception of the copier lease was $68,799. The cost of the copier lease is $1,116 per month and expired October 14, 2024 with a one-year renewal option, which the Company exercised.

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
F-14

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

5. Leases (Continued)

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	December 31, 2024	December 31, 2023

Right-of-use assets	Operating lease assets	$203,119	$80,840
Server lease	Finance lease assets	25,408	38,664
Total lease assets		$228,527	$119,504

Current operating lease liability	Current operating lease liabilities	$114,230	$50,594
Non-current operating lease liability	Long-term operating lease liabilities	88,888	30,246
Total operating lease liabilities		$203,118	$80,840

Current finance lease liability	Current finance lease liabilities	$13,875	$13,166
Non-current finance lease liability	Long-term finance lease liabilities	13,518	27,393
Total finance lease liabilities		$27,393	$40,559

Maturities of lease liabilities as of December 31, 2024 were as follows:

2025	$130,503
2026	98,465
2027	14,098
Total lease payments	243,066
Less: imputed interest	(12,555)
Present value of lease liabilities	$230,511

The weighted-average remaining lease term was 1.96 years and 1.97 years as of December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and 2023, the total operating lease costs was $123,814 and $123,127, respectively. As of December 31, 2024 and 2023, operating lease payments include $95,746 and $27,490, respectively, of cost related to options to extend lease terms that are reasonably certain of being exercised.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date on insurance premium finance contracts received by the Company prior to the reporting date. As of December 31, 2024 and 2023, the draft payable balances are $2,080,810 and $2,681,359, respectively.

7. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at December 31, 2024.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

7. Line of Credit (Continued)

At December 31, 2024 and 2023, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO and two directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.55-2.96% per annum (7.30% and 8.09% at December 31, 2024 and 2023, respectively). As of December 31, 2024 and 2023, the amount of principal outstanding on the line of credit was $41,217,513 and $42,377,736, respectively, and is reported on the consolidated balance sheet net of $1,445 and $3,021, respectively, of unamortized loan origination fees. Interest expense on this line of credit for the years ended December 31, 2024 and 2023 totaled approximately $3,056,000 and $3,023,000, respectively. The Company recorded amortized loan origination fee for the years ended December 31, 2024 and 2023 of $1,576 and $104,701, respectively. For the years ended December 31, 2024 and 2023, the Company paid a fee based on the unused portion of the line of credit totaling $4,093 and $17,272, respectively, which is included in interest expense. The Company had availability on this line of credit of $3,756,900 as of December 31, 2024.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. Management believes it was in compliance with the applicable debt covenants as of December 31, 2024 and December 31, 2023.

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801 beginning on May 18, 2022. For the years ended December 31, 2024 and 2023, the Company paid interest on this loan of $829 and $1,761, respectively, which is included in interest expense.

On April 12, 2024, the Company entered into a $43,700 loan agreement with American Express. The loan has a maturity date of April 12, 2025 with a 10.89% fixed interest rate and monthly principal and interest payments of $3,860 beginning on May 13, 2024. For the years ended December 31, 2024 and 2023, the Company paid interest on this loan of $2,448 and $0, respectively, which is included in interest expense.

As of December 31, 2024 and 2023, the balance of these loans is as follows:

	2024	2023
Total other loans	$45,705	$123,924
Less: current maturities	(45,705)	(92,785)
Long-term maturities	$—	$31,139

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

9. Notes Payable

At December 31, 2024 and 2023 the balances of long-term unsecured notes to unrelated parties are as follows:

	December 31, 2024	December 31, 2023
Total notes payable - Others	$8,993,497	$6,865,557
Less current maturities	(3,616,940)	(2,181,400)

Long-term maturities	$5,376,557	$4,684,157

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$3,616,940	$2,181,400
2 years	1,685,157	2,993,500
3 years	802,500	1,393,157
4 years	2,187,900	197,500
5 years and beyond	701,000	100,000

	$8,993,497	$6,865,557

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2030. The maturity date of these notes automatically extends for periods of three months to six years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Notes totaling $1,029,750 and $1,243,021 were rolled over during the years ended December 31, 2024 and 2023, respectively. Interest expense on the notes totaled approximately $596,000 and $496,000 during the year ended December 31, 2024 and 2023, respectively. The Company received proceeds on these notes of $2,269,440 and $350,212 for the years ended December 31, 2024 and 2023, respectively. The Company repaid principal on these notes of $131,500 and $771,576 for the years ended December 31, 2024 and 2023, respectively. In August 2024, the Company exchanged, in a cashless transaction, $10,000 of these notes for 12,500 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

10. Notes Payable – Stockholders and Related Parties

At December 31, 2024 and 2023, the balances of long-term notes payable to stockholders and related parties are as follows:

	December 31, 2024	December 31, 2023
Total notes payable - Related parties	$3,039,040	$2,088,000
Less current maturities	(376,000)	(310,000)

Long-term maturities	$2,663,040	$1,778,000

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$376,000	$310,000
2 years	1,255,000	316,000
3 years	120,000	885,000
4 years	1,288,040	72,000
5 years	—	505,000

	$3,039,040	$2,088,000

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through November 30, 2028. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Notes totaling $278,040 and $587,000 were rolled over during the years ended December 31, 2024 and 2023, respectively. Interest expense on the notes totaled approximately $211,000 and $154,000 during the years ended December 31, 2024 and 2023, respectively. The Company received proceeds on these notes of $1,028,000 and $190,000 for the years ended December 31, 2024 and 2023, respectively. The Company repaid principal on these notes of $10,000 and $27,000 for the years ended December 31, 2024 and 2023, respectively. In August 2024, the Company exchanged, in a cashless transaction, $66,960 of these notes for 83,700 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

11. Income Taxes

The provision for income taxes for the years ended December 31, 2024 and 2023, consisted of the following:

	For the Year Ended December 31,
	2024	2023
Statutory rate applied to income before income taxes	$353,047	$193,962
Increase in income taxes results from:
Temporary differences	(12,901)	(1,971)
Non-deductible expenses	—	(11,500)
Change in valuation allowance	—	—

Income tax expense	$340,146	$180,491

	2024	2023
Income tax benefit at US statutory rate of 21%	21.00%	21.00%
Income tax benefit - state	4.81%	3.80%
Non-deductible expense	-0.98%	-1.61%
Change in temporary differences	1.01%	-0.28%
Change in valuation allowance	0.00%	0.00%

Income tax expense	25.84%	22.91%

	2024	2023
Deferred tax assets:
Allowance for uncollectible	$454,577	$337,080
Stock compensation	27,647	28,336
Book to tax depreciation	22,776	25,584
Gross deferred tax assets	505,000	391,000
Valuation allowance	—	—

Net deferred tax assets	$505,000	$391,000

12. Equity

Preferred Stock

As of December 31, 2024 and 2023, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible preferred stock. As of each of December 31, 2024 and 2023, there were 166,000 shares of Series A convertible preferred stock issued and outstanding.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

12. Equity (Continued)

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of December 31, 2024, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A convertible preferred stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the years ended December 31, 2024 and 2023, the Board of Directors has declared and paid dividends on the preferred stock of $116,200 and $116,200, respectively. As of each of December 31, 2024 and 2023, preferred dividends are in arrears by $29,050.

December 31, 2023 dividends in arrears were declared and paid in January 2024. December 31, 2024 dividends in arrears were declared and paid in January 2025.

Common Stock

As of December 31, 2024 and 2023, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 3,001,216 and 2,905,016 shares were issued and outstanding, respectively.

In August 2024, the Company exchanged $10,000 of notes payable and $66,960 of notes payable – related parties for 96,200 shares of common stock at a price of $0.80 per share from the exercise of incentive stock options by two employees.

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Corporation’s common stock. The following table summarizes information about employee stock options outstanding at December 31, 2024:

Outstanding Options			Vested Options
Number Outstanding at December 31, 2024	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable at December 31, 2024	Weighted Average Remaining Term	Weighted Average Exercise Price
91,200	5.16	$0.80	91,200	5.16	$0.80
10,000	7.50	4.50	10,000	7.50	4.50
10,000	2.50	4.95	10,000	2.50	4.95
111,200	5.13 years	$1.51	111,200	5.13 years	$1.51

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

12. Equity (Continued)

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2022	207,400	$0.80	7.15 years	—
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2023	207,400	$1.18	7.15 years	$1,091,236
Issued	—	—	—	—
Exercised	96,200	$0.80	5.42 years	$76,960
Outstanding at December 31, 2024	111,200	$1.51	5.13 years	$98,496
Exercisable at December 31, 2024	111,200	$1.51	5.13 years	$98,496

In August 2024, the Company exchanged $10,000 of notes payable and $66,960 of notes payable – related parties for 96,200 shares of common stock at a price of $0.80 per share from the exercise of incentive stock options by two employees. During the years ended December 31, 2024 and 2023, the Company recognized $14,100 and $28,200, respectively, of stock option expense. As of December 31, 2024, there was no remaining unvested equity compensation.

Stock Warrants

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2022	1,035,000	$7.09	2.6 years	$1,549,400
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2023	1,035,000	$7.09	1.6 years	$355,600
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2024	1,035,000	$7.09	0.6 years	—
Exercisable at December 31, 2024	1,035,000	$7.09	0.6 years	—

The warrants vested immediately. During the years ended December 31, 2024 and 2023, the Company recognized no stock warrant expense.

13. Employee Benefit Plan

The Company maintains a qualified retirement profit sharing plan and a 401(k) retirement plan, which covers substantially all employees. Employees ratably vest in the plan over six years and the Company’s contributions to the profit sharing plan are discretionary. The Company matches a portion of employee contributions to the 401(k) plan. Total 401(k) matching and profit-sharing plan contributions of $62,172 and $30,688 were made for the years ended December 31, 2024 and 2023, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

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

Notes Payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of December 31, 2024 and 2023, the amounts advanced were $3,039,040 and $2,088,000, respectively.

Stock Options

As discussed in Note 12, on June 29, 2022, the Company issued 20,000 stock options to officers and directors under the terms of the 2019 Equity Incentive Plan. The total impact on earnings from this transaction is $56,400, which is being amortized over 24 months at a rate of $2,350 per month. This transaction will also increase additional paid-in capital over the same period at the same rate.

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

16. Segment Reporting

The Company is engaged in a single line of business as an insurance premium finance company, providing loans to customers for the purchase of insurance. The Company has identified a committee, the CODM Committee, composed of its Chief Executive Officer and Chief Financial Officer, as the chief operating decision maker (“CODM”), who uses net income to evaluate the results of the business, predominantly in the forecasting process, to manage the Company. Additionally, the CODM uses the availability on its line of credit (see Note 7) and prevailing interest rates, which are not a measure of profit and loss, to make operational decisions while maintaining capital adequacy, such as whether to reinvest profits or pay distributions. The Company’s operations constitute a single operating segment, and therefore, a single reportable segment, because the CODM Committee manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies. The Company's segment revenue and expenses are in line with what is in the Company's consolidated statements of operations and includes all significant categories that are provided to the CODM for review. Also, the segment assets are the same as those reported in the Company's consolidated balance sheets.

Standard Premium Finance Holdings, Inc. and Subsidiary Notes to Consolidated Financial Statements For the Years Ended December 31, 2024 and 2023

17. Subsequent Events

In January 2025, the Company issued $2,000 of notes payable and repaid $9,000 of notes payable. In February 2025, the Company issued $218,750 of notes payable and repaid $10,000 of notes payable.

In January 2025, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

