Form 10-Q
period 2025-03-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2025-05-05
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

There were 3,001,216 shares of common stock issued and outstanding as of May 5, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, our potential future business acquisitions, future economic performance, operating income and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan,” “would,” “could,” “can,” “may,” and similar terms. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 10, 2025. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED
MARCH 31, 2025

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2025 (unaudited) and December 31, 2024

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,621	$1,716
Premium finance contracts and related receivable, net of allowance for credit losses of $1,968,579 and $1,969,007 at March 31, 2025 and December 31, 2024, respectively	65,702,538	63,857,557
Prepaid expenses and other current assets	444,246	414,411
TOTAL CURRENT ASSETS	66,149,405	64,273,684

Property and equipment, net	125,285	134,179
Operating lease assets	174,574	203,119
Finance lease assets	22,094	25,408

OTHER ASSETS
Cash surrender value of life insurance	715,062	705,593
Deferred tax asset	512,000	505,000
TOTAL OTHER ASSETS	1,227,062	1,210,593

TOTAL ASSETS	$67,698,420	$65,846,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$170,302	$328,421
Line of credit, net	41,126,534	41,216,068
Drafts payable	3,714,438	2,080,810
Note payable - current portion	3,002,923	3,616,940
Note payable - stockholders and related parties - current portion	456,000	376,000
Other loans - current portion	11,436	45,705
Operating lease obligation - current portion	105,753	114,230
Finance lease obligation - current portion	14,057	13,875
Accrued expenses and other current liabilities	2,026,486	1,915,223
TOTAL CURRENT LIABILITIES	50,627,929	49,707,272

LONG-TERM LIABILITIES
Note payable, net of current portion	6,092,324	5,376,557
Note payable - stockholders and related parties, net of current portion	2,593,040	2,663,040
Life insurance policy loan	647,896	646,011
Operating lease obligation, net of current portion	68,821	88,888
Finance lease obligation, net of current portion	9,934	13,518
TOTAL LONG-TERM LIABILITIES	9,412,015	8,788,014

TOTAL LIABILITIES	60,039,944	58,495,286

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at March 31, 2025 and December 31, 2024	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 3,001,216 shares issued and outstanding at March 31, 2025 and December 31, 2024	3,001	3,001
Additional paid in capital	3,502,815	3,502,815
Retained earnings	4,152,494	3,845,715
TOTAL STOCKHOLDERS' EQUITY	7,658,476	7,351,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,698,420	$65,846,983

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)

REVENUES
Finance charges	$2,530,256	$2,451,201
Late charges	275,507	277,370
Origination fees	90,370	101,382

TOTAL REVENUES	2,896,133	2,829,953

OPERATING COSTS AND EXPENSES

Interest	938,955	1,083,160
Salaries and wages	500,618	529,648
Commissions	413,542	386,543
Provision for credit losses	239,516	225,113
Professional fees	63,089	102,233
Postage	29,881	30,057
Insurance	60,042	47,759
Other operating expenses	212,457	260,846

TOTAL COSTS AND EXPENSES	2,458,100	2,665,359

INCOME BEFORE INCOME TAXES	438,033	164,594

PROVISION FOR INCOME TAXES	102,204	45,792

NET INCOME	335,829	118,802

PREFERRED SHARE DIVIDENDS	(29,050)	(29,050)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$306,779	$89,752

Net income per share attributable to common stockholders
Basic	$0.10	$0.03
Diluted	$0.08	$0.03

Weighted average common shares outstanding
Basic	3,001,216	2,905,016
Diluted	4,210,875	3,051,788

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2023	166,000	$166	2,905,016	$2,905	$3,411,851	$2,981,922	$6,396,844

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	118,802	118,802
BALANCE AT MARCH 31, 2024 (unaudited)	166,000	$166	2,905,016	$2,905	$3,418,901	$3,071,674	$6,493,646

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2024	166,000	$166	3,001,216	$3,001	$3,502,815	$3,845,715	$7,351,697

Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	335,829	335,829
BALANCE AT MARCH 31, 2025 (unaudited)	166,000	$166	3,001,216	$3,001	$3,502,815	$4,152,494	$7,658,476

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$335,829	$118,802
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	9,781	7,967
Amortization of right to use asset - operating lease	28,545	29,979
Amortization of finance lease asset	3,314	3,314
Provision for credit losses	239,516	225,113
Amortization of loan origination fees	394	394
Options issued for services	—	7,050
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	(29,835)	(415,295)
(Increase)/Decrease in deferred tax asset, net	(7,000)	(21,000)
Increase/(Decrease) in drafts payable	1,633,628	1,334,574
Increase/(Decrease) in accrued expenses and other current liabilities	111,263	240,767
Increase/(Decrease) in operating lease liability	(28,544)	(29,979)
Net cash provided by operating activities	2,296,891	1,501,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(2,084,497)	(4,714,692)
Payments made on cash surrender value of life insurance	(9,469)	(8,177)
Purchases of property and equipment	(887)	(26,668)
Net cash used in investing activities	(2,094,853)	(4,749,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(158,119)	6,905
Proceeds of line of credit, net of repayments	(89,928)	2,362,125
Proceeds from loan on cash surrender value of life insurance, net of repayments	1,885	—
Proceeds from notes payable	220,750	518,698
Repayment of notes payable	(119,000)	(42,000)
Proceeds from notes payable - stockholders and related parties	10,000	398,000
Repayment of finance lease obligation	(3,402)	(3,227)
Repayment of other loans	(34,269)	(7,695)
Dividends paid on Series A Convertible Preferred Stock	(29,050)	(29,050)
Net cash provided by financing activities	(201,133)	3,203,756

NET CHANGE IN CASH	905	(44,095)

CASH AT THE BEGINNING OF THE PERIOD	1,716	45,239

CASH AT THE END OF THE PERIOD	$2,621	$1,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$—	$—
Interest paid	$957,201	$1,065,259
NON-CASH INVESTING AND FINANCING TRANSACTION:
Operating lease assets obtained in exchange for lease liabilities	$—	$235,335

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

March 31, 2025

(unaudited)

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFX” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements (unaudited), which include the accounts of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2024.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiary for the fiscal year ended December 31, 2024, have been omitted.

Cash and Cash Equivalents and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. There are no cash equivalents at March 31, 2025 and December 31, 2024.

The Company experienced a cash overdraft of $170,302 and $328,421 in its group of bank accounts at its primary lender as of March 31, 2025 and December 31, 2024, respectively. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. ASC 606 requires revenue to be recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for services that are distinct and accounted for as separate performance obligations. In such cases, revenue would be recognized at the time of delivery or over time for each performance of service. However, the Company follows ASC 835, Interest, and ASC 310, Receivables, to recognize its finance charge, late charge, and origination fee revenue as these revenue streams are exempt from ASC 606.

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from three to eleven monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of March 31, 2025 and December 31, 2024, the portfolio had an amortized cost basis of $69,294,066 and $67,173,975, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to a power of attorney contained in the finance contract. As of March 31, 2025, and December 31, 2024, the amount of unearned premium on open and cancelled contracts approximated $96,100,000 and $94,200,000, respectively. The annual percentage interest rates on new contracts averaged approximately 18.1% and 17.2% during the three months ended March 31, 2025 and 2024, respectively.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $165,105 and $94,291 at March 31, 2025 and December 31, 2024, respectively. The Company mitigates this risk by maintaining its cash balances at a high-quality financial institution. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	March 31, 2025 (unaudited)	December 31, 2024
Uninsured balance	$165,105	$94,291
Plus: Insured balances	250,000	250,000
Plus: Balances at institutions that do not exceed FDIC limit	2,621	1,716
Plus: Cash overdraft	170,302	328,421
Less: Outstanding checks	(585,407)	(672,712)

Cash per Consolidated Balance Sheet	$2,621	$1,716

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. The Company cancels policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 66% and 62% of the Company’s business activity is with customers located in Florida for 2025 and 2024, respectively. Approximately 9% and 10% of the Company’s business activity is with customers located in Georgia for 2025 and 2024, respectively. Approximately 8% and 11% of the Company's business activity is with customers located in South Carolina for 2025 and 2024, respectively. There were no other significant regional, industrial or group concentrations during the three months ended March 31, 2025 and 2024.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The gross cash surrender value relative to the policy in place at March 31, 2025 and December 31, 2024, was $715,062 and $705,593, respectively. In March 2024, the Company executed a $641,934 loan against the life insurance policy. Any death benefit received would first be reduced by the outstanding loan amount at the time of death. The loan accrues interest at a blended interest rate of 6.64%, has no maturity date, and was funded in April 2024. The Company paid interest on this loan of $8,769 and $0 for the three months ended March 31, 2025 and 2024, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment	5 - 7 years
Computer equipment and software	3 - 5 years
Leasehold improvements	10 years

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Company’s carrying amounts of financial instruments as defined by FASB ASC 825, “Disclosures about Fair Value of Financial Instruments”, including premium finance contracts and related receivables, prepaid expenses, cash surrender value of life insurance, drafts payable, accrued expenses and other current liabilities, approximate their fair value due to the relatively short period to maturity for these instruments. The fair value of the line of credit and notes payable are based on current rates at which the Company could borrow funds with similar remaining maturities and the carrying value approximates fair value.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of March 31, 2025.

The Company filed consolidated tax returns for the years ended December 31, 2024 and 2023, which are subject to examination by federal and state tax jurisdictions. The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of March 31, 2025 and December 31, 2024.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

As of March 31, 2025 and December 31, 2024, stock options to purchase 111,200 and 207,400 shares of common stock were outstanding, respectively, and stock warrants to purchase 1,035,000 and 1,035,000 shares of common stock were outstanding, respectively, as described in Note 12. All outstanding stock options have fully vested. All outstanding stock warrants vested immediately. In August 2024, the Company exchanged $10,000 of notes payable and $66,960 of notes payable – related parties for 96,200 shares of common stock at a price of $0.80 per share from the exercise of incentive stock options by two employees. The following table summarizes the effects of the outstanding options and warrants on earnings per share:

	March 31, 2025 (unaudited)	March 31, 2024 (unaudited)
Options included in the calculation of diluted EPS	91,200	187,400
Vested but antidilutive options	20,000	10,000
Nonvested options	—	10,000
Total options outstanding	111,200	207,400

Warrants included in the calculation of diluted EPS	—	—
Vested but antidilutive warrants	1,035,000	1,035,000
Total warrants outstanding	1,035,000	1,035,000

The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company. This preferred stock is dilutive as of March 31, 2025 and anti-dilutive as of March 31, 2024.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company did not experience any impact on the consolidated financial statements from the adoption of the standard.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures about reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker ("CODM") and (2) included in the reported measure of segment profit or loss. The new standard also requires companies to disclose the title and position of the individual (or the name of the committee) identified as the CODM, allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources, and is applicable to companies with a single reportable segment. The requirements are effective for annual reporting periods beginning on January 1, 2024, and are required to be applied retrospectively. The Company has adopted the additional disclosure requirements under ASU 2023-07. The additional requirements did not have a material impact on the financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

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

At March 31, 2025 and December 31, 2024, premium finance contract and agents’ receivable consists of the following:

Description	March 31, 2025	December 31, 2024
Contracts due from insured	$63,274,633	$59,758,090
Contracts due from insurance carrier	6,019,433	7,415,885
Insurance premium finance contracts gross	69,294,066	67,173,975
Amounts due from agents	969,322	1,059,085
Less: Unearned interest	(2,592,271)	(2,406,496)
Insurance premium finance contract net	67,671,117	65,826,564
Less: Allowance for credit losses	(1,968,579)	(1,969,007)

Total	$65,702,538	$63,857,557

The allowance for credit losses at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Allowance for contracts due from insured	$1,208,548	$1,099,338
Allowance for contracts due from insurance carrier	562,428	692,066
Allowance for amounts due from agents	197,603	177,603

Total allowance for credit losses	$1,968,579	$1,969,007

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

Activity in the allowance for credit losses for the three months ended March 31, 2025 and the year ended December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Balance at the beginning of the year	$1,969,007	$1,501,593
Current year provision	425,000	1,846,860
Write-offs charged against the allowance	(464,557)	(1,726,907)
Recoveries of amounts previously charged off	39,129	347,461

Balance at end of the year	$1,968,579	$1,969,007

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

	For the three months ended March 31,
	2025 (unaudited)	2024 (unaudited)
Current additions to the allowance	$425,000	$424,000
Less: Contra-revenues	(185,484)	(198,887)
Provision for credit losses	$239,516	$225,113

The aging analyses of contract receivables as of March 31, 2025 and December 31, 2024 are as follows:

As of March 31, 2025	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$101,705	$44,918	$6,680	$8,516	$161,819	$63,112,814	$63,274,633
Due from insurance carrier	761,937	559,376	996,807	2,048,334	4,366,454	1,652,979	6,019,433
Total	$863,642	$604,294	$1,003,487	$2,056,850	$4,528,273	$64,765,793	$69,294,066

As of December 31, 2024	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$113,024	$100,104	$5,186	$12,403	$230,717	$59,527,373	$59,758,090
Due from insurance carrier	446,035	400,021	302,676	2,387,638	3,536,370	3,879,515	7,415,885
Total	$559,059	$500,125	$307,862	$2,400,041	$3,767,087	$63,406,888	$67,173,975

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	March 31, 2025
	(unaudited)	December 31, 2024

Computer Software	$25,857	$25,857
Automobile	166,749	166,749
Furniture & Fixtures	17,773	17,773
Leasehold Improvements	116,811	116,811
Computer Equipment	53,422	52,535
Property and equipment, gross	380,612	379,725
Accumulated depreciation	(255,327)	(245,546)
Property and equipment, net	$125,285	$134,179

The Company recorded depreciation expense in other operating expenses of $9,781 and $7,967 for the three months ended March 31, 2025 and 2024, respectively.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company used its incremental borrowing rate of 5.25% for all operating leases as of March 31, 2025 and December 31, 2024. In March 2024, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2026 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

5. Leases (Continued)

Server lease – On December 7, 2021, the Company entered into a five-year lease for a computer server. The lease contains a bargain purchase option, which the Company intends to exercise. The Company recorded this lease as a finance lease. The lease payments are $1,249 per month through December 2026.

		March 31, 2025
Leases	Classification	(unaudited)	December 31, 2024

Right-of-use assets	Operating lease assets	$174,574	$203,119
Server lease	Finance lease assets	22,094	25,408
Total lease assets		$196,668	$228,527

Current operating lease liability	Current operating lease liabilities	$105,753	$114,230
Non-current operating lease liability	Long-term operating lease liabilities	68,821	88,888
Total operating lease liabilities		$174,574	$203,118

Current finance lease liability	Current finance lease liabilities	$14,057	$13,875
Non-current finance lease liability	Long-term finance lease liabilities	9,934	13,518
Total finance lease liabilities		$23,991	$27,393

The weighted-average remaining lease term was 1.74 years and 1.96 years as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the total lease cost was $34,832 and $34,655, respectively.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date on insurance premium finance contracts received by the Company prior to the reporting date. As of March 31, 2025 and December 31, 2024, the draft payable balances are $3,714,438 and $2,080,810, respectively.

7. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at March 31, 2025.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

7. Line of Credit (Continued)

At March 31, 2025 and December 31, 2024, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO and two directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.55-2.96% per annum (6.87% and 7.30% at March 31, 2025 and December 31, 2024, respectively). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day SOFR falls below 0.50%. As of March 31, 2025, the amount of principal outstanding on the line of credit was $41,127,584 and is reported on the consolidated balance sheet net of $1,050 of unamortized loan origination fees. As of December 31, 2024, the amount of principal outstanding on the line of credit was $41,217,513 and is reported on the consolidated balance sheet net of $1,445 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended March 31, 2025 and 2024 totaled approximately $696,000 and $911,000, respectively. The Company recorded amortized loan origination fees for the three months ended March 31, 2025 and 2024 of $394 and $394, respectively, which is included in interest expense. Availability on this line of credit was $3,872,416 as of March 31, 2025.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. Management believes it was in compliance with the applicable debt covenants as of March 31, 2025 and December 31, 2024.

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. The modified loan has a maturity date of April 18, 2025 with a 1% fixed interest rate and monthly principal and interest payments of $7,801 beginning on May 18, 2022. For the three months ended March 31, 2025 and 2024, the Company paid interest on this loan of $59 and $521, respectively, which is included in interest expense.

On April 12, 2024, the Company entered into a $43,700 loan agreement with American Express. The loan has a maturity date of April 12, 2025 with a 10.89% fixed interest rate and monthly principal and interest payments of $3,860 beginning on May 13, 2024. For the three months ended March 31, 2025 and 2024, the Company paid interest on this loan of $656 and $0, respectively, which is included in interest expense.

As of March 31, 2025 and December 31, 2024, the balance of these loans is as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Total other loans	$11,436	$45,705
Less current maturities	(11,436)	(45,705)
Long-term portion of other loans	$—	$—

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

9. Notes Payable

At March 31, 2025 and December 31, 2024, the balances of long-term unsecured notes to unrelated parties are as follows:

	March 31, 2025
	(unaudited)	December 31, 2024
Total notes payable - Others	$9,095,247	$8,993,497
Less current maturities	(3,002,923)	(3,616,940)

Long-term maturities	$6,092,324	$5,376,557

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2030. The maturity date of these notes automatically extends for periods of three months to six years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $170,000 and $126,000 for the three months ended March 31, 2025 and 2024, respectively. The Company received proceeds on these notes of $220,750 and $518,698 for the three months ended March 31, 2025 and 2024, respectively. The Company repaid principal on these notes of $119,000 and $42,000 for the three months ended March 31, 2025 and 2024, respectively. In August 2024, the Company exchanged, in a cashless transaction, $10,000 of these notes for 12,500 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

10. Notes Payable – Stockholders and Related Parties

At March 31, 2025 and December 31, 2024, the balances of long-term notes payable to stockholders and related parties are as follows:

	March 31, 2025
	(unaudited)	December 31, 2024
Total notes payable - Related parties	$3,049,040	$3,039,040
Less current maturities	(456,000)	(376,000)

Long-term maturities	$2,593,040	$2,663,040

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through November 30, 2028. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $61,000 and $44,000 for the three months ended March 31, 2025 and 2024, respectively. The Company received proceeds on these notes of $10,000 and $398,000 for the three months ended March 31, 2025 and 2024, respectively. The Company repaid principal on these notes of $0 and $0 for the three months ended March 31, 2025 and 2024, respectively. In August 2024, the Company exchanged, in a cashless transaction, $66,960 of these notes for 83,700 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

11. Equity

Preferred Stock

As of March 31, 2025, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of March 31, 2025, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended March 31, 2025 and 2024, the Board of Directors has declared and paid dividends on the preferred stock of $29,050 and $29,050, respectively. As of March 31, 2025 and December 31, 2024, preferred dividends are in arrears by $29,050 and $29,050, respectively.

December 31, 2024 dividends in arrears were declared and paid in January 2025. March 31, 2025 dividends in arrears were declared and paid in May 2025.

Common Stock

As of both March 31, 2025 and December 31, 2024, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 3,001,216 shares were issued and outstanding.

In August 2024, the Company exchanged $10,000 of notes payable and $66,960 of notes payable – related parties for 96,200 shares of common stock at a price of $0.80 per share from the exercise of incentive stock options by two employees.

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Corporation’s common stock. The following table summarizes information about employee stock options outstanding at March 31, 2025:

	Outstanding Options			Vested Options
Exercise Price	Number Outstanding at March 31, 2024	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable at March 31, 2024	Weighted Average Remaining Term	Weighted Average Exercise Price
$0.80	187,400	5.92	$0.80	187,400	5.92	$0.80
$4.50	10,000	8.25	$4.50	5,000	8.25	4.50
$4.95	10,000	3.24	$4.95	5,000	3.24	4.95
Outstanding options	207,400	5.90 years	$1.18	197,400	5.90 years	$1.00

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	111,200	$1.51	5.13 years	$98,496
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2025	111,200	$1.51	4.89 years	$100,320
Exercisable at March 31, 2025	111,200	$1.51	4.89 years	$100,320

During the three months ended March 31, 2025 and 2024, the Company recognized $0 and $7,050 of stock option expense, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

11. Equity (Continued)

Stock Warrants

A summary of information regarding the stock warrants outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	1,035,000	$7.09	0.6 years	—
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2025	1,035,000	$7.09	0.3 years	—
Exercisable at March 31, 2025	1,035,000	$7.09	0.3 years	—

The warrants vested immediately. During each of the three months ended March 31, 2025 and 2024, the Company recognized no stock warrant expense.

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

Notes payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of March 31, 2025 and December 31, 2024, the amounts advanced were $3,049,040 and $3,039,040, respectively.

Stock options

As discussed in Note 11, on June 29, 2022, the Company issued 20,000 stock options to officers and directors under the terms of the 2019 Equity Incentive Plan. The total impact on earnings from this transaction is $56,400, which was being amortized over 24 months at a rate of $2,350 per month. This transaction will also increase additional paid-in capital over the same period at the same rate.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2025 (unaudited)

13. Commitments and Contingencies

On March 31, 2025, the Company signed five-year employment agreements with its CEO and CFO, which includes performance-based cash and equity compensation.

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

15. Subsequent Events

In April 2025, the Company issued $100,000 of notes payable and repaid $19,000 of notes payable.

In May 2025, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

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

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Arizona, Colorado, Connecticut, Florida, Georgia, Massachusetts, Maryland, Michigan, North Carolina, Pennsylvania, South Carolina, Texas, and Virginia. Throughout 2024 and 2025, we have obtained additional licenses for a total of thirty-eight states. We intend to continue to expand our market into new states as part of our organic growth strategy. Loans originate primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 61% ($41,126,534) of its capital and total liabilities as of March 31, 2025. As of March 31, 2025, the Company’s subordinated notes payable and other loans represented approximately 19% ($12,803,619) of the Company’s capital and total liabilities, operating liabilities provide approximately 9% ($6,109,791) of the Company’s capital and total liabilities, preferred equity provides approximately 2% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common stock paid-in capital represents the remaining 9% ($5,998,476) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended March 31,
	2025 (unaudited)	2024 (unaudited)
Gross Revenue	$2,896,133	$2,829,953
Originations	$37,606,597	$39,215,406
Interest Earned Rate	18.1%	17.2%
Cost of Funds Rate, Gross	6.96%	7.92%
Cost of Funds Rate, Net	5.19%	6.60%
Reserve Ratio	2.66%	2.18%
Provision Rate	0.64%	0.57%
Return on Assets	1.84%	0.55%
Return on Equity	20.99%	7.21%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2025 Compared to the Three Months ended March 31. 2024

Summary of Comparative Results
	For the three months ended
	March 31, 2025 (unaudited)	March 31, 2024 (unaudited)	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance charges	$2,530,256	2,451,201	79,055	3.2%
Late charges	275,507	277,370	(1,863)	(0.7%)
Origination charges	90,370	101,382	(11,012)	(10.9%)
Gross revenue	2,896,133	2,829,953	66,180	2.3%

Expenses:
Interest	938,955	1,083,160	(144,205)	(13.3%)
Salaries and wages	500,618	529,648	(29,030)	(5.5%)
Commissions	413,542	386,543	26,999	7.0%
Provision for credit losses	239,516	225,113	14,403	6.4%
Professional fees	63,089	102,233	(39,144)	(38.3%)
Postage	29,881	30,057	(176)	(0.6%)
Insurance	60,042	47,759	12,283	(25.7%)
Other operating expenses	212,457	260,846	(48,389)	(18.6%)
Total costs and expenses	2,458,100	2,665,359	(207,259)	(7.8%)

Income before income taxes	438,033	164,594	273,439	166.1%

Provision for income taxes	102,204	45,792	56,412	123.2%

Net income	335,829	118,802	217,027	182.7%

Revenue

Revenue increased by 2.3% overall or $66,180 to $2,896,133 for the three months ended March 31, 2025 from $2,829,953 for the three months ended March 31, 2024. The increase in revenue was primarily due to a 3.2% or $79,055 increase in finance charges, partially offset by a $11,012 decrease in origination fees. Revenue from finance charges comprised 87.4% and 86.6% of overall revenue for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025 compared to the three months ended March 31, 2024, the company financed $1,608,809 fewer new loan originations. This decrease was due to the Company’s focus on targeting small to mid-sized loans, which increased the average return per dollar financed for the three months ended March 31, 2025 to 18.1% from 17.2% for the three months ended March 31, 2024. The total quantity of loan originations remained relatively stable for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The quantity of loan originations is directly correlates to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expense

Expenses decreased by 7.8% or $207,259 to $2,458,100 for the three months ended March 31, 2025 from $2,665,359 for the three months ended March 31, 2024.

The decrease in expenses was primarily due to decreases in the following categories:

•	$144,205 decrease in interest expense as a result of decreases in the line of credit interest rate. Due to benchmark interest rate decreases adopted by the Federal Reserve Board at the end of 2024, interest rates throughout the marketplace have decreased accordingly. Our line of credit features a variable interest rate based on one-month SOFR. As of March 31, 2025 and 2024, our line of credit’s interest rate was 6.87% and 8.29%, respectively.
•	$48,389 decrease in other operating expenses primarily related to the timing of some payments, which are expensed when incurred. Additionally, the Company has experienced reductions in some operating costs related to advertising and technology expenses.
•	$39,144 decrease in professional fees primarily related to the termination of a consulting agreement.

Income before Taxes

Income before taxes increased by $273,439 to $438,033 for the three months ended March 31, 2025 from $164,954 for the three months ended March 31, 2024. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased by $56,412 to $102,204 for the three months ended March 31, 2025 from $45,792 for the three months ended March 31, 2024. This increase was primarily attributable to the increase in taxable income.

Net Income

Net Income increased by $217,027 to $335,829 for the three months ended March 31, 2025 from $118,802 for the three months ended March 31, 2024. This increase was attributable to the $273,439 increase in income before taxes related primarily to increased revenues, partially offset by the $56,412 increase in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of March 31, 2025

We had $2,621 of cash and a working capital surplus of $15,521,476 at March 31, 2025. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with its primary lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025 and replaced the benchmark rate of the loan from 30-day LIBOR to 30-day SOFR (Secured Overnight Financing Rate). LIBOR ceased to be published after June 30, 2023. The terms of the amended line of credit include an interest rate based on the 30-day SOFR rate plus an applicable margin of 2.55% - 2.96%, with a minimum rate of 3.35%. The applicable margin is based on the Company’s ratio of total liabilities to tangible net worth. As of March 31, 2025, the Company’s applicable margin was 2.55%. We believe that we will be able to obtain an extension of our current line of credit or negotiate a replacement line of credit with no material impact on our operations. We anticipate that the interest rate we pay on our revolving credit agreement may decrease due to the recently adopted benchmark interest rate decreases by the Federal Reserve Board. Because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next 12 months.

During the three months ended March 31, 2025, the Company raised an additional $10,000 in subordinated notes payable – related parties and $220,750 in subordinated notes payable. During the three months ended March 31, 2025, the Company repaid $119,000 of notes payable. The Company utilizes its cash inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, a larger line of credit is paramount to fueling this growth. The Company’s line of credit is $45,000,000 and its maturity on its line of credit facility is November 30, 2025. The Company is currently negotiating an extension, including an increase to its line of credit capacity. We believe that we will be able to obtain an extension of our current line of credit or negotiate a replacement line of credit with no material impact on our operations, although no additional extension has been executed. Extended maturity provides stability for the Company’s future cash requirements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2025 (“2024 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended March 31, 2024, there have been no material changes in our risk factors disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.6	Lease Agreement dated March 1, 2024 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020 and June 29, 2022. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.8	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.9	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.10	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.11	Third Amendment to Loan Agreement dated November 14, 2023 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.12*	William Koppelmann Employment Contract. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 6, 2022)
10.13*	Brian Krogol Employment Contract. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on July 6, 2022)
10.14	Procedures and Guidelines Governing Securities Transactions by Company Personnel. (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.15*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.16*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.17*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.18*	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.19*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

______________________________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2025

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

