Form 10-Q
period 2025-06-30
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2025-08-12
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

There were 3,001,216 shares of common stock issued and outstanding as of August 11, 2025.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED
JUNE 30, 2025

ii

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2025 (unaudited) and December 31, 2024

	June 30,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash	$14,143	$1,716
Premium finance contracts and related receivable, net of allowance for credit losses of $2,081,006 and $1,969,007 at June 30, 2025 and December 31, 2024, respectively	70,062,142	63,857,557
Prepaid expenses and other current assets	361,256	414,411
TOTAL CURRENT ASSETS	70,437,541	64,273,684

Property and equipment, net	115,475	134,179
Operating lease assets	145,653	203,119
Finance lease assets	18,780	25,408

OTHER ASSETS
Cash surrender value of life insurance	722,714	705,593
Deferred tax asset	541,000	505,000
TOTAL OTHER ASSETS	1,263,714	1,210,593

TOTAL ASSETS	$71,981,163	$65,846,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$—	$328,421
Line of credit, net	44,409,474	41,216,068
Drafts payable	4,493,017	2,080,810
Note payable - current portion	4,368,184	3,616,940
Note payable - stockholders and related parties - current portion	290,000	376,000
Other loans - current portion	—	45,705
Operating lease obligation - current portion	97,163	114,230
Finance lease obligation - current portion	14,243	13,875
Accrued expenses and other current liabilities	2,032,194	1,915,223
TOTAL CURRENT LIABILITIES	55,704,275	49,707,272

LONG-TERM LIABILITIES
Note payable, net of current portion	4,866,319	5,376,557
Note payable - stockholders and related parties, net of current portion	2,814,040	2,663,040
Life insurance policy loan	649,899	646,011
Operating lease obligation, net of current portion	48,489	88,888
Finance lease obligation, net of current portion	6,303	13,518
TOTAL LONG-TERM LIABILITIES	8,385,050	8,788,014

TOTAL LIABILITIES	64,089,325	58,495,286

COMMITMENTS AND CONTINGENCIES (see Note 14)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at June 30, 2025 and December 31, 2024	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 3,001,216 shares issued and outstanding at June 30, 2025 and December 31, 2024	3,001	3,001
Additional paid in capital	3,507,140	3,502,815
Retained earnings	4,381,531	3,845,715
TOTAL STOCKHOLDERS' EQUITY	7,891,838	7,351,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,981,163	$65,846,983

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

REVENUES
Finance charges	$2,756,924	$2,718,138	$5,287,179	$5,169,338
Late charges	258,218	301,392	533,725	578,762
Origination fees	100,682	99,770	191,052	201,152

TOTAL REVENUES	3,115,824	3,119,300	6,011,956	5,949,252

OPERATING COSTS AND EXPENSES

Interest	1,029,611	1,115,938	1,968,566	2,199,097
Salaries and wages	530,930	533,488	1,031,548	1,063,136
Commissions	432,039	345,346	845,581	731,889
Provision for credit losses	390,751	304,066	630,266	529,179
Professional fees	56,463	86,116	119,552	188,349
Postage	31,109	30,208	60,990	60,265
Insurance	43,319	50,805	103,361	98,563
Other operating expenses	256,134	218,093	468,591	478,940

TOTAL COSTS AND EXPENSES	2,770,356	2,684,060	5,228,455	5,349,418

INCOME BEFORE INCOME TAXES	345,468	435,240	783,501	599,834

PROVISION FOR INCOME TAXES	87,381	107,788	189,585	153,580

NET INCOME	258,087	327,452	593,916	446,254

PREFERRED SHARE DIVIDENDS	(29,050)	—	(58,100)	(29,050)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$229,037	$327,452	$535,816	$417,204

Net income per share attributable to common stockholders
Basic	$0.08	$0.11	$0.18	$0.14
Diluted	$0.06	$0.09	$0.14	$0.12

Weighted average common shares outstanding
Basic	3,001,216	2,905,016	3,001,216	2,905,016
Diluted	4,217,159	3,663,658	4,210,875	3,637,765

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2023	166,000	$166	2,905,016	$2,905	$3,411,851	$2,981,922	$6,396,844

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	118,802	118,802
BALANCE AT MARCH 31, 2024	166,000	$166	2,905,016	$2,905	$3,418,901	$3,071,674	$6,493,646

Options issued for services	—	—	—	—	7,050	—	7,050
Net income	—	—	—	—	—	327,452	327,452
BALANCE AT JUNE 30, 2024	166,000	$166	2,905,016	$2,905	$3,425,951	$3,399,126	$6,828,148

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2024	166,000	$166	3,001,216	$3,001	$3,502,815	$3,845,715	$7,351,697

Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	335,829	335,829
BALANCE AT MARCH 31, 2025	166,000	$166	3,001,216	$3,001	$3,502,815	$4,152,494	$7,658,476

Stock compensation	—	—	—	—	4,325	—	4,325
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	258,087	258,087
BALANCE AT JUNE 30, 2025	166,000	$166	3,001,216	$3,001	$3,507,140	$4,381,531	$7,891,838

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(unaudited)

	June 30,	June 30,
	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$593,916	$446,254
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Depreciation	19,591	17,297
Amortization of right to use asset - operating lease	57,466	57,251
Amortization of finance lease asset	6,628	6,628
Provision for credit losses	630,266	529,179
Amortization of loan origination fees	788	788
Stock compensation	4,325	14,100
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	53,155	(462,143)
(Increase)/Decrease in deferred tax asset, net	(36,000)	(76,000)
Increase/(Decrease) in drafts payable	2,412,207	4,358,894
Increase/(Decrease) in accrued expenses and other current liabilities	116,971	134,195
Increase/(Decrease) in operating lease liability	(57,466)	(57,251)
Net cash provided by operating activities	3,801,847	4,969,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(6,834,851)	(10,070,593)
Payments made on cash surrender value of life insurance	(17,121)	(13,157)
Purchases of property and equipment	(887)	(27,268)
Net cash used in investing activities	(6,852,859)	(10,111,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(328,421)	304,930
Proceeds of line of credit, net of repayments	3,192,618	1,899,483
Proceeds from loan on cash surrender value of life insurance, net of repayments	3,888	641,934
Proceeds from notes payable	429,006	1,353,689
Repayment of notes payable	(188,000)	(85,000)
Proceeds from notes payable - stockholders and related parties	65,000	1,028,000
Repayment of finance lease obligation	(6,847)	(6,497)
Proceeds of other loans	—	43,000
Repayment of other loans	(45,705)	(52,858)
Dividends paid on Series A Convertible Preferred Stock	(58,100)	(29,050)
Net cash provided by financing activities	3,063,439	5,097,631

NET CHANGE IN CASH	12,427	(44,195)

CASH AT THE BEGINNING OF THE PERIOD	1,716	45,239

CASH AT THE END OF THE PERIOD	$14,143	$1,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$216,133	$271,389
Interest paid	$1,961,036	$2,106,917
NON-CASH INVESTING AND FINANCING TRANSACTION:
Operating lease assets obtained in exchange for lease liabilities	$—	$235,335

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

June 30, 2025

(unaudited)

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFX” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.

Standard Premium Finance Management Corporation (“SPFMC” or the “subsidiary”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. The Subsidiary is a licensed insurance premium finance company in thirty-eight states.

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

Cash and Cash Equivalents and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. There are no cash equivalents at June 30, 2025 and December 31, 2024.

The Company experienced a cash overdraft of $0 and $328,421 in its group of bank accounts at its primary lender as of June 30, 2025 and December 31, 2024, respectively. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

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

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from three to eleven monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of June 30, 2025 and December 31, 2024, the portfolio had an amortized cost basis of $73,937,785 and $67,173,975, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to a power of attorney contained in the finance contract. As of June 30, 2025, and December 31, 2024, the amount of unearned premium on open and cancelled contracts approximated $101,000,000 and $94,200,000, respectively. The annual percentage interest rates on new contracts averaged approximately 18.1% and 17.4% during the six months ended June 30, 2025 and 2024, respectively.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $360,246 and $94,291 at June 30, 2025 and December 31, 2024, respectively. The Company mitigates this risk by maintaining its cash balances at a high-quality financial institution. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	June 30, 2025	December 31, 2024
Uninsured balance	$360,246	$94,291
Plus: Insured balances	250,000	250,000
Plus: Balances at institutions that do not exceed FDIC limit	1,371	1,716
Plus: Cash overdraft	—	328,421
Less: Outstanding checks	(597,474)	(672,712)

Cash per Consolidated Balance Sheet	$14,143	$1,716

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

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

Approximately 66% and 64% of the Company’s business activity is with customers located in Florida for 2025 and 2024, respectively. Approximately 8% and 11% of the Company's business activity is with customers located in South Carolina for 2025 and 2024, respectively. There were no other significant regional, industrial or group concentrations during the six months ended June 30, 2025 and 2024.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The gross cash surrender value relative to the policy in place at June 30, 2025 and December 31, 2024, was $722,714 and $705,593, respectively. In March 2024, the Company executed a $641,934 loan against the life insurance policy. Any death benefit received would first be reduced by the outstanding loan amount at the time of death. The loan accrues interest at a blended interest rate of 6.64%, has no maturity date, and was funded in April 2024. The Company paid interest on this loan of $8,651 and $8,168 for the three months ended June 30, 2025 and 2024, respectively. The Company paid interest on this loan of $17,420 and $8,168 for the six months ended June 30, 2025 and 2024, respectively.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of June 30, 2025.

The Company filed consolidated tax returns for the years ended December 31, 2024 and 2023, which are subject to examination by federal and state tax jurisdictions. The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025 and 2024, the Company had potentially dilutive securities outstanding, including stock options, stock warrants, and convertible preferred stock. All outstanding stock options and warrants were fully vested as of the respective dates. The Company’s Series A Convertible Preferred Stock is convertible into common stock at 80% of the average market price over a 30-day period, at the Company’s discretion. These instruments were evaluated for dilutive effect and included in the diluted EPS calculation to the extent they were not antidilutive.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Reconciliation of Weighted-Average Shares Outstanding – Three Months Ended:

	June 30, 2025	June 30, 2024
Basic weighted-average shares outstanding	3,001,216	2,905,016
Effect of dilutive stock options (treasury stock method)	50,212	142,914
Effect of dilutive preferred stock (if-converted method)	1,165,731	615,728
Diluted weighted-average shares outstanding	4,217,159	3,663,658

Reconciliation of Weighted-Average Shares Outstanding – Six Months Ended:

	June 30, 2025	June 30, 2024
Basic weighted-average shares outstanding	3,001,216	2,905,016
Effect of dilutive stock options (treasury stock method)	50,441	144,930
Effect of dilutive preferred stock (if-converted method)	1,159,218	587,819
Diluted weighted-average shares outstanding	4,210,875	3,637,765

The Company determined that all outstanding warrants as of June 30, 2025 and 2024 were antidilutive and therefore excluded them from the diluted EPS computation. No adjustments to net income were required for the diluted earnings per share calculation for the periods presented.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

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

At June 30, 2025 and December 31, 2024, premium finance contract and agents’ receivable consists of the following:

Description	June 30, 2025	December 31, 2024
Contracts due from insured	$67,412,949	$59,758,090
Contracts due from insurance carrier	6,524,836	7,415,885
Insurance premium finance contracts gross	73,937,785	67,173,975
Amounts due from agents	987,330	1,059,085
Less: Unearned interest	(2,781,967)	(2,406,496)
Insurance premium finance contract net	72,143,148	65,826,564
Less: Allowance for credit losses	(2,081,006)	(1,969,007)

Total	$70,062,142	$63,857,557

The allowance for credit losses at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Allowance for contracts due from insured	$1,241,694	$1,099,338
Allowance for contracts due from insurance carrier	641,709	692,066
Allowance for amounts due from agents	197,603	177,603

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

Activity in the allowance for credit losses for the three months ended June 30, 2025 and the year ended December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Balance at the beginning of the year	$1,969,007	$1,501,593
Current year provision	1,010,000	1,846,860
Write-offs charged against the allowance	(1,009,739)	(1,726,907)
Recoveries of amounts previously charged off	111,738	347,461

Balance at end of the period	$2,081,006	$1,969,007

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

	For the three months ended June 30,
	2025	2024
Current additions to the allowance	$585,000	$508,000
Less: Contra-revenues	(194,249)	(203,934)
Provision for credit losses	$390,751	$304,066

	For the six months ended June 30,
	2025	2024
Current additions to the allowance	$1,010,000	$932,000
Less: Contra-revenues	(379,734)	(402,821)
Provision for credit losses	$630,266	$529,179

The aging analyses of contract receivables as of June 30, 2025 and December 31, 2024 are as follows:

As of June 30, 2025	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$110,768	$2,043	$2,747	$18,999	$134,557	$67,278,392	$67,412,949
Due from insurance carrier	790,270	959,766	469,427	2,332,983	4,552,446	1,972,390	6,524,836
Total	$901,038	$961,809	$472,174	$2,351,982	$4,687,003	$69,250,782	$73,937,785

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

As of December 31, 2024	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$113,024	$100,104	$5,186	$12,403	$230,717	$59,527,373	$59,758,090
Due from insurance carrier	446,035	400,021	302,676	2,387,638	3,536,370	3,879,515	7,415,885
Total	$559,059	$500,125	$307,862	$2,400,041	$3,767,087	$63,406,888	$67,173,975

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	June 30, 2025	December 31, 2024

Computer Software	$25,857	$25,857
Automobile	166,749	166,749
Furniture & Fixtures	17,773	17,773
Leasehold Improvements	116,811	116,811
Computer Equipment	53,422	52,535
Property and equipment, gross	380,612	379,725
Accumulated depreciation	(265,137)	(245,546)
Property and equipment, net	$115,475	$134,179

The Company recorded depreciation expense in other operating expenses of $9,810 and $9,330 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded depreciation expense in other operating expenses of $19,591 and $17,297 for the six months ended June 30, 2025 and 2024, respectively.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company used an incremental borrowing rate of 5.25% for all operating leases as of June 30, 2025 and December 31, 2024. In March 2024, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2026 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335.

Office lease – On March 1, 2024, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,048 per month and expires in February 2026, including the renewal option (see Note 13).

Secure facility lease – On September 26, 2022, the Company entered into a three (3) year lease for a secure facility located in Miami, Florida. The lease has no renewal option. The lease is $1,418 per month, with payment increases of 4% annually, and expires in September 2025. The right-of-use asset and operating lease liability at the execution of this lease totaled $48,979.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

5. Leases (Continued)

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

Leases	Classification	June 30, 2025	December 31, 2024

Right-of-use assets	Operating lease assets	$145,653	$203,119
Server lease	Finance lease assets	18,780	25,408
Total lease assets		$164,433	$228,527

Current operating lease liability	Current operating lease liabilities	$97,163	$114,230
Non-current operating lease liability	Long-term operating lease liabilities	48,489	88,888
Total operating lease liabilities		$145,652	$203,118

Current finance lease liability	Current finance lease liabilities	$14,243	$13,875
Non-current finance lease liability	Long-term finance lease liabilities	6,303	13,518
Total finance lease liabilities		$20,546	$27,393

The weighted-average remaining lease term was 1.54 years and 1.96 years as of June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, the total lease cost was $34,832 and $34,655, respectively. For the six months ended June 30, 2025 and 2024, the total lease cost was $69,664 and $69,310, respectively.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date on insurance premium finance contracts received by the Company prior to the reporting date. As of June 30, 2025 and December 31, 2024, the draft payable balances are $ 4,493,017 and $2,080,810, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

7. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at June 30, 2025.

At June 30, 2025 and December 31, 2024, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO and two directors of the Company. The line of credit bears interest at 30-Day SOFR plus 2.55-2.96% per annum (7.07% and 7.30% at June 30, 2025 and December 31, 2024, respectively). The terms of the Line of Credit agreement provide for a minimum interest of 3.35% when the 30-day SOFR falls below 0.50%. As of June 30, 2025, the amount of principal outstanding on the line of credit was $44,410,130 and is reported on the consolidated balance sheet net of $656 of unamortized loan origination fees. As of December 31, 2024, the amount of principal outstanding on the line of credit was $41,217,513 and is reported on the consolidated balance sheet net of $1,445 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended June 30, 2025 and 2024 totaled approximately $784,000 and $920,000, respectively. Interest expense on this line of credit for the six months ended June 30, 2025 and 2024 totaled approximately $1,480,000 and $1,830,000, respectively. The Company recorded amortized loan origination fees for the three months ended June 30, 2025 and 2024 of $394 and $394, respectively, which is included in interest expense. The Company recorded amortized loan origination fees for the six months ended June 30, 2025 and 2024 of $788 and $788, respectively, which is included in interest expense. Availability on this line of credit was $5,589,870 as of June 30, 2025.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. Management believes it was in compliance with the applicable debt covenants as of June 30, 2025 and December 31, 2024.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

8. Other Loans (Continued)

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. This loan was fully repaid in April 2025. For the three months ended June 30, 2025 and 2024, the Company paid interest on this loan of $7 and $425, respectively, which is included in interest expense. For the six months ended June 30, 2025 and 2024, the Company paid interest on this loan of $66 and $532, respectively, which is included in interest expense.

On April 12, 2024, the Company entered into a $43,700 loan agreement with American Express. This loan was fully repaid in April 2025, and contained a 10.89% fixed interest rate and monthly principal and interest payments of $3,860 beginning in May 2024. For the three months ended June 30, 2025 and 2024, the Company paid interest on this loan of $218 and $1,137, respectively, which is included in interest expense. For the six months ended June 30, 2025 and 2024, the Company paid interest on this loan of $874 and $1,137, respectively, which is included in interest expense.

9. Notes Payable

At June 30, 2025 and December 31, 2024, the balances of long-term unsecured notes to unrelated parties are as follows:

	June 30, 2025	December 31, 2024
Total notes payable - Others	$9,234,503	$8,993,497
Less current maturities	(4,368,184)	(3,616,940)

Long-term maturities	$4,866,319	$5,376,557

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through June 30, 2031. The maturity date of these notes automatically extends for periods of three months to six years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $172,000 and $134,000 for the three months ended June 30, 2025 and 2024, respectively. Interest expense on these notes totaled approximately $342,000 and $260,000 for the six months ended June 30, 2025 and 2024, respectively. The Company received proceeds on these notes of $429,006 and $1,353,689 for the six months ended June 30, 2025 and 2024, respectively. The Company repaid principal on these notes of $188,000 and $85,000 for the six months ended June 30, 2025 and 2024, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

10. Notes Payable – Stockholders and Related Parties

At June 30, 2025 and December 31, 2024, the balances of long-term notes payable to stockholders and related parties are as follows:

	June 30, 2025	December 31, 2024
Total notes payable - Related parties	$3,104,040	$3,039,040
Less current maturities	(290,000)	(376,000)

Long-term maturities	$2,814,040	$2,663,040

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through June 30, 2029. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $61,000 and $54,000 for the three months ended June 30, 2025 and 2024, respectively. Interest expense on these notes totaled approximately $122,000 and $98,000 for the six months ended June 30, 2025 and 2024, respectively. The Company received proceeds on these notes of $65,000 and $1,028,000 for the six months ended June 30, 2025 and 2024, respectively. The Company repaid principal on these notes of $0 and $0 for the six months ended June 30, 2025 and 2024, respectively.

11. Equity

Preferred Stock

As of June 30, 2025, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of June 30, 2025, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended June 30, 2025 and 2024, the Board of Directors has declared and paid dividends on the preferred stock of $29,050 and $29,050, respectively. During the six months ended June 30, 2025 and 2024, the Board of Directors has declared and paid dividends on the preferred stock of $58,100 and $29,050, respectively. As of June 30, 2025 and December 31, 2024, preferred dividends are in arrears by $29,050 and $29,050, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

11. Equity (Continued)

December 31, 2024 dividends in arrears were declared and paid in January 2025. March 31, 2025 dividends in arrears were declared and paid in May 2025. June 30, 2025 dividends in arrears were declared and paid in July 2025.

Common Stock

As of both June 30, 2025 and December 31, 2024, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 3,001,216 shares were issued and outstanding.

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Corporation’s common stock. The following table summarizes information about employee stock options outstanding at June 30, 2025:

Outstanding Options			Vested Options
Number Outstanding at June 30, 2025	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable at June 30, 2025	Weighted Average Remaining Term	Weighted Average Exercise Price
91,200	4.92	$0.80	91,200	4.92	$0.80
10,000	7.25	4.50	10,000	7.25	4.50
10,000	2.25	4.95	10,000	2.25	4.95
111,200	4.89 years	$1.51	111,200	4.89 years	$1.51

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	111,200	$1.51	5.13 years	$98,496
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2025	111,200	$1.51	4.64 years	$138,624
Exercisable at June 30, 2025	111,200	$1.51	4.64 years	$138,624

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $2.32 per share on June 30, 2025 and $1.88 per share on December 31, 2024. During the three months ended June 30, 2025 and 2024, the Company recognized $0 and $7,050 of stock option expense, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized $0 and $14,100 of stock option expense, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

11. Equity (Continued)

Stock Warrants

A summary of information regarding the stock warrants outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	1,035,000	$7.09	0.6 years	—
Issued	—	—	—	—
Expired	(800,000)	$8.00	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2025	235,000	$4.00	1.2 years	—
Exercisable at June 30, 2025	235,000	$4.00	1.2 years	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $2.32 per share on June 30, 2025 and $1.88 per share on December 31, 2024. The warrants vested immediately. During each of the three and six months ended June 30, 2025 and 2024, the Company recognized no stock warrant expense.

12. Executive Compensation Agreements

Restricted Stock Units

On March 31, 2025, the Company entered into five-year employment agreements with its Chief Executive Officer and Chief Financial Officer, which included grants of restricted stock units (“RSUs”) subject to both performance-based and time-based vesting conditions. The fair value of each RSU was determined based on the fair value of the Company’s common stock on the grant date.

The performance-based RSU grant consisted of 37,500 units in total, with a grant-date fair value of $71,250, which vest on December 31, 2025, contingent upon the achievement of specified performance targets. As of June 30, 2025, the Company determined that 5,250 of these RSUs are probable of vesting and is recognizing compensation expense for those units on a straight-line basis over the nine-month service period from April 1, 2025 through December 31, 2025.

The time-based RSU grant consisted of 10,000 units, which vest in five equal annual installments of 2,000 RSUs each on December 31 of each year from 2025 through 2029. The aggregate grant-date fair value of the time-based RSUs was $19,000. The Company is recognizing compensation expense for these RSUs on a straight-line basis over the 57-month vesting period beginning April 1, 2025.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

12. Executive Compensation Agreements – Continued

For the three and six months ended June 30, 2025 and 2024, the Company recognized $4,325 and $0 of stock-based compensation expense related to RSUs, respectively.

As of June 30, 2025, the Company had a total of $24,650 of unrecognized compensation expense related to RSUs. This includes:

•	$6,650 related to 5,250 performance-based RSUs deemed probable of vesting, which is expected to be recognized over the remaining service period through December 31, 2025; and
•	$18,000 related to time-based RSUs, which is being recognized on a straight-line basis over the remaining 54-month vesting period ending December 31, 2029.

In addition, the Company has not recognized any compensation expense for 32,250 performance-based RSUs with a grant-date fair value of $61,275, as the related performance conditions were not considered probable of achievement as of June 30, 2025.

Cash Performance Awards

The March 31, 2025 employment agreements with the Company’s CEO and CFO also include cash performance awards payable on December 31, 2025, contingent upon the achievement of certain financial and operational performance targets. As of June 30, 2025, the Company determined that a portion of the performance conditions were probable of being met and recognized $31,500 of compensation expense during the three and six months ended June 30, 2025. The maximum potential combined payout under these awards is $450,000.

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

Notes payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of June 30, 2025 and December 31, 2024, the amounts advanced were $3,104,040 and $3,039,040, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements June 30, 2025 (unaudited)

14. Commitments and Contingencies

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

16. Subsequent Events

In July 2025, the Company issued $30,000 of notes payable, issued $14,460 of notes payable – related parties, and repaid $221,331 of notes payable.

In July 2025, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

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

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Arizona, Colorado, Connecticut, Florida, Georgia, Massachusetts, Maryland, Michigan, North Carolina, Pennsylvania, South Carolina, Texas, and Virginia. Throughout 2024 and 2025, we have obtained additional licenses for a total of thirty-seven states. We intend to continue to expand our market into new states as part of our organic growth strategy. Loans originate primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 62% ($44,409,474) of its capital and total liabilities as of June 30, 2025. As of June 30, 2025, the Company’s subordinated notes payable and other loans represented approximately 18% ($12,988,442) of the Company’s capital and total liabilities, operating liabilities provide approximately 9% ($6,691,409) of the Company’s capital and total liabilities, preferred equity provides approximately 2% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common stock paid-in capital represents the remaining 9% ($6,231,838) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended June 30,
	2025 (unaudited)	2024 (unaudited)
Gross Revenue	$3,115,824	$3,119,300
Originations	$40,324,340	$40,355,061
Interest Earned Rate	18.12%	17.58%
Cost of Funds Rate, Gross	7.18%	8.02%
Cost of Funds Rate, Net	5.47%	6.53%
Reserve Ratio	2.66%	2.43%
Provision Rate	0.97%	0.75%
Return on Assets	1.31%	1.71%
Return on Equity	14.98%	23.87%

	As of or for the Six Months Ended June 30,
	2025 (unaudited)	2024 (unaudited)
Gross Revenue	$6,011,956	$5,949,252
Originations	$77,930,937	$79,570,466
Interest Earned Rate	18.12%	17.38%
Cost of Funds Rate, Gross	6.97%	8.58%
Cost of Funds Rate, Net	5.22%	6.44%
Reserve Ratio	2.66%	2.43%
Provision Rate	0.81%	0.67%
Return on Assets	1.56%	1.16%
Return on Equity	17.98%	15.68%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended June 30, 2025 Compared to the Three Months ended June 30. 2024

Summary of Comparative Results
	For the three months ended
	June 30, 2025 (unaudited)	June 30, 2024 (unaudited)	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance charges	$2,756,924	$2,718,138	38,786	1.4%
Late charges	258,218	301,392	(43,174)	(14.3%)
Origination charges	100,682	99,770	912	0.9%
Gross revenue	3,115,824	3,119,300	(3,476)	(0.1%)

Expenses:
Interest	1,029,611	1,115,938	(86,327)	(7.7%)
Salaries and wages	530,930	533,488	(2,558)	(0.5%)
Commissions	432,039	345,346	86,693	25.1%
Provision for credit losses	390,751	304,066	86,685	28.5%
Professional fees	56,463	86,116	(29,653)	(34.4%)
Postage	31,109	30,208	901	3.0%
Insurance	43,319	50,805	(7,486)	(14.7%)
Other operating expenses	256,134	218,093	38,041	17.4%
Total costs and expenses	2,770,356	2,684,060	86,296	3.2%

Income before income taxes	345,468	435,240	(89,772)	(20.6%)

Provision for income taxes	87,381	107,788	(20,407)	(18.9%)

Net income	258,087	327,452	(69,365)	(21.2%)

Revenue

Revenue remained stable, decreasing by 0.1% overall or $3,476 to $3,115,824 for the three months ended June 30, 2025 from $3,119,300 for the three months ended June 30, 2024. A 14.3%, or $43,174, decrease in late charges was partially offset by a 1.4%, or $38,786, increase in finance charges. Revenue from finance charges comprised 88.5% and 87.1% of overall revenue for the three months ended June 30, 2025 and 2024, respectively.

During the three months ended June 30, 2025 compared to the three months ended June 30, 2024, the company’s new loan originations remained stable, decreasing by $30,721. The stability in new loan originations provided additional interest revenue as the interest earned rate increased by 0.5% to 18.1% from 17.6% for the three months ended June 30, 2025 and 2024, respectively. Additionally, the total quantity of loan originations remained stable, decreasing by 470 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new loans to our customers, the company has greater borrowing power, giving it the opportunity to generate additional loans. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 3.2% or $86,296 to $2,770,356 for the three months ended June 30, 2025 from $2,684,060 for the three months ended June 30, 2024.

The increase in expenses was primarily due to increases in the following categories:

•	$86,685 increase in provision for credit losses as a result of increases to the size of the loan portfolio. We maintained consistent allowance practices throughout 2025, which kept the reserves adequate for the size of the growing loan receivable portfolio.
•	$86,693 increase in commission expense as a result of competitive forces within agent relations.

The increase in expenses was partially offset primarily by a decrease in the following category:

•	$86,327 decrease in interest expense as a result of decreases in the line of credit interest rate. Due to benchmark interest rate decreases adopted by the Federal Reserve Board at the end of 2024, interest rates throughout the marketplace have decreased accordingly. Our line of credit features a variable interest rate based on one-month SOFR. As of June 30, 2025 and 2024, our line of credit’s interest rate was 7.07% and 8.08%, respectively.

Income before Taxes

Income before taxes decreased by $89,772 to $345,468 for the three months ended June 30, 2025 from $435,240 for the three months ended June 30, 2024. This decrease was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $20,407 to $87,381 for the three months ended June 30, 2025 from $107,788 for the three months ended June 30, 2024. This decrease was primarily attributable to a decrease in taxable income.

Net Income

Net Income decreased by $69,365 to $285,087 for the three months ended June 30, 2025 from $327,452 for the three months ended June 30, 2024. This decrease was attributable to the $89,772 decrease in income before taxes related partially offset by the $20,407 decrease in the provision for income taxes.

Results of Operations for the Six Months ended June 30, 2025 Compared to the Six Months ended June 30. 2024

Summary of Comparative Results
	For the six months ended
	June 30, 2025 (unaudited)	June 30, 2024 (unaudited)	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance charges	$5,287,179	$5,169,338	117,841	2.3%
Late charges	533,725	578,762	(45,037)	(7.8%)
Origination charges	191,052	201,152	(10,100)	(5.0%)
Gross revenue	6,011,956	5,949,252	62,704	1.1%

Expenses:
Interest	1,968,566	2,199,097	(230,531)	(10.5%)
Salaries and wages	1,031,548	1,063,136	(31,588)	(3.0%)
Commissions	845,581	731,889	113,692	15.5%
Provision for credit losses	630,266	529,179	101,087	19.1%
Professional fees	119,552	188,349	(68,797)	(36.5%)
Postage	60,990	60,265	725	1.2%
Insurance	103,361	98,563	4,798	4.9%
Other operating expenses	468,591	478,940	(10,349)	(2.2%)
Total costs and expenses	5,228,455	5,349,418	(120,963)	(2.3%)

Income before income taxes	783,501	599,834	183,667	30.6%

Provision for income taxes	189,585	153,580	36,005	23.4%

Net income	593,916	446,254	147,662	33.1%

Revenue

Revenue increased by 1.1% overall or $62,704 to $6,011,956 for the six months ended June 30, 2025 from $5,949,252 for the six months ended June 30, 2024. The increase in revenue was primarily due to a 2.3% or $117,841 increase in finance charges, partially offset by a $45,037 decrease in late charges. Revenue from finance charges comprised 87.9% and 86.9% of overall revenue for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025 compared to the six months ended June 30, 2024, the company’s new loan originations decreased by $1,639,529. This decrease was due largely to increased marketing efforts during the first quarter of 2024, primarily by hiring additional marketing representatives in Florida and Texas, which was not matched in the second quarter of 2025, due to a reduction in marketing staff. Additionally, the total quantity of loan originations remained stable, decreasing by 470 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new loans to our customers, the company has greater borrowing power, giving it the opportunity to generate additional loans. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses decreased by 2.3% or $120,963 to $5,228,455 for the six months ended June 30, 2025 from $5,349,418 for the six months ended June 30, 2024.

The decrease in expenses was primarily due to decreases in the following categories:

•	$230,531 decrease in interest expense as a result of decreases in the line of credit interest rate. Due to benchmark interest rate decreases adopted by the Federal Reserve Board at the end of 2024, interest rates throughout the marketplace have decreased accordingly. Our line of credit features a variable interest rate based on one-month SOFR. As of June 30, 2025 and 2024, our line of credit’s interest rate was 7.07% and 8.08%, respectively.
•	$68,797 decrease in professional fees primarily as a result of the termination of a consulting agreement in December 2024 and the timing of audit related fees.
•	$31,588 decrease in salaries and wages primarily as a result of a reduction in marketing personnel, partially offset by increased wage rates for salaried and hourly employees.

The decrease in expenses was partially offset by increases in the following categories:

•	$113,692 increase in commission expense as a result of competitive forces within agent relations.
•	$101,087 increase in provision for credit losses as a result of increases to the size of the loan portfolio. We maintained consistent allowance practices throughout 2025, which kept the reserves adequate for the size of the growing loan receivable portfolio.

Income before Taxes

Income before taxes increased by $183,667 to $783,501 for the six months ended June 30, 2025 from $599,834 for the six months ended June 30, 2024. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $36,005 to $189,585 for the six months ended June 30, 2025 from $153,580 for the six months ended June 30, 2024. This increase was primarily attributable to an increase in taxable income.

Net Income

Net Income increased by $147,662 to $593,916 for the six months ended June 30, 2025 from $446,254 for the six months ended June 30, 2024. This increase was attributable to the $183,667 increase in income before taxes offset by the $36,005 increase in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of June 30, 2025

We had $14,143 of cash and a working capital surplus of $14,733,266 at June 30, 2025. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In February 2021, the Company entered into a contract with its current lender, First Horizon Bank, for a two-year $35,000,000 line of credit. In October 2021, the Company further increased its borrowing power on its line of credit to $45,000,000, an increase of $10,000,000. In November 2022, the Company extended the maturity of this line of credit until November 30, 2025 and replaced the benchmark rate of the loan from 30-day LIBOR to 30-day SOFR (Secured Overnight Financing Rate). LIBOR ceased to be published after June 30, 2023. The terms of the amended line of credit include an interest rate based on the 30-day SOFR rate plus an applicable margin of 2.55% - 2.96%, with a minimum rate of 3.35%. The applicable margin is based on the Company’s ratio of total liabilities to tangible net worth. As of June 30, 2025, the Company’s applicable margin was 2.75%. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. The Company is currently negotiating a new line of credit on similar or better terms with the existing and prospective lenders. We believe that we will be able to obtain an extension of our current line of credit or negotiate a replacement line of credit with no material impact on our operations. We anticipate that the interest rate we pay on our revolving credit agreement may decrease due to the recently adopted benchmark interest rate decreases by the Federal Reserve Board. Because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next twelve months.

During the six months ended June 30, 2025, the Company raised an additional $65,000 in subordinated notes payable – related parties and $429,006 in subordinated notes payable. The Company repaid $188,000 of notes payable. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, a larger line of credit is paramount to fueling this growth. The Company’s line of credit is $50,000,000 and its maturity on its line of credit facility is November 30, 2025. The Company is currently negotiating an extension, including an increase to its line of credit capacity. We believe that we will be able to obtain an extension of our current line of credit or negotiate a replacement line of credit with no material impact on our operations, although no additional extension has been executed. Extended maturity provides stability for the Company’s future cash requirements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2025 (“2024 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended June 30, 2025, there have been no material changes in our risk factors disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Registrant’s Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	Articles of Amendment to Registrant’s Articles of Incorporation filed January 8, 2020.
3.5	By-laws of Registrant. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3*

Form of Warrant to Purchase Common Stock. $4.00

Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.6	Lease Agreement dated March 1, 2024 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020 and June 29, 2022. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.8	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.9	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.10	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.11	Third Amendment to Loan Agreement dated November 14, 2023 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.12*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.13*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.14	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.15*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.16*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.17*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.18*	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.19*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

 ______________________________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2025

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

