Form 10-Q
period 2025-09-30
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2025-11-12
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

There were 3,001,216 shares of common stock issued and outstanding as of November 12, 2025.

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

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED
SEPTEMBER 30, 2025

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2025 (unaudited) and December 31, 2024

	September 30,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash	$1,186	$1,716
Premium finance contracts and related receivable, net of allowance for credit losses of $2,159,237 and $1,969,007 at September 30, 2025 and December 31, 2024, respectively	73,532,852	63,857,557
Prepaid expenses and other current assets	424,903	414,411
TOTAL CURRENT ASSETS	73,958,941	64,273,684

Property and equipment, net	105,664	134,179
Operating lease assets	177,423	203,119
Finance lease assets	15,466	25,408

OTHER ASSETS
Cash surrender value of life insurance	757,725	705,593
Deferred tax asset	556,000	505,000
TOTAL OTHER ASSETS	1,313,725	1,210,593

TOTAL ASSETS	$75,571,219	$65,846,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$619,825	$328,421
Line of credit, net	48,077,195	41,216,068
Drafts payable	4,289,644	2,080,810
Note payable - current portion	3,411,979	3,616,940
Note payable - stockholders and related parties - current portion	1,265,000	376,000
Other loans - current portion	—	45,705
Operating lease obligation - current portion	107,097	114,230
Finance lease obligation - current portion	14,431	13,875
Accrued expenses and other current liabilities	1,994,689	1,915,223
TOTAL CURRENT LIABILITIES	59,779,860	49,707,272

LONG-TERM LIABILITIES
Note payable, net of current portion	5,559,989	5,376,557
Note payable - stockholders and related parties, net of current portion	1,363,500	2,663,040
Life insurance policy loan	651,782	646,011
Operating lease obligation, net of current portion	70,326	88,888
Finance lease obligation, net of current portion	2,625	13,518
TOTAL LONG-TERM LIABILITIES	7,648,222	8,788,014

TOTAL LIABILITIES	67,428,082	58,495,286

COMMITMENTS AND CONTINGENCIES (see Note 14)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at September 30, 2025 and December 31, 2024	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 3,001,216 shares issued and outstanding at September 30, 2025 and December 31, 2024	3,001	3,001
Additional paid in capital	3,511,465	3,502,815
Retained earnings	4,628,505	3,845,715
TOTAL STOCKHOLDERS' EQUITY	8,143,137	7,351,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,571,219	$65,846,983

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

REVENUES
Finance charges	$2,850,069	$2,680,586	$8,137,249	$7,849,924
Late charges	275,843	301,302	809,568	880,063
Origination fees	89,859	91,459	280,912	292,611

TOTAL REVENUES	3,215,771	3,073,347	9,227,729	9,022,598

OPERATING COSTS AND EXPENSES

Interest	1,081,687	1,153,662	3,050,253	3,352,760
Salaries and wages	567,710	527,082	1,599,257	1,590,218
Commissions	500,187	411,114	1,345,768	1,143,003
Provision for credit losses	326,273	242,651	956,539	771,830
Professional fees	91,023	49,249	210,575	237,598
Postage	31,083	27,077	92,073	87,342
Insurance	18,563	31,334	121,924	129,897
Other operating expenses	225,525	224,352	694,119	703,290

TOTAL COSTS AND EXPENSES	2,842,051	2,666,521	8,070,508	8,015,938

INCOME BEFORE INCOME TAXES	373,720	406,826	1,157,221	1,006,660

PROVISION FOR INCOME TAXES	97,696	106,199	287,281	259,779

NET INCOME	276,024	300,627	869,940	746,881

PREFERRED SHARE DIVIDENDS	(29,050)	(29,050)	(87,150)	(58,100)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$246,974	$271,577	$782,790	$688,781

Net income per share attributable to common stockholders
Basic	$0.08	$0.09	$0.26	$0.24
Diluted	$0.07	$0.07	$0.21	$0.19

Weighted average common shares outstanding
Basic	3,001,216	2,959,301	3,001,216	2,923,111
Diluted	4,168,783	4,178,681	4,198,516	4,020,530

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2023	166,000	$166	2,905,016	$2,905	$3,411,851	$2,981,922	$6,396,844

Options issued for services	—	—	—	—	7,050	—	7,050
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	118,802	118,802
BALANCE AT MARCH 31, 2024	166,000	$166	2,905,016	$2,905	$3,418,901	$3,071,674	$6,493,646

Options issued for services	—	—	—	—	7,050	—	7,050
Net income	—	—	—	—	—	327,452	327,452
BALANCE AT JUNE 30, 2024	166,000	$166	2,905,016	$2,905	$3,425,951	$3,399,126	$6,828,148

Common stock issued in exchange for notes payable	—	—	96,200	96	76,864	—	76,960
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	300,627	300,627
BALANCE AT SEPTEMBER 30, 2024	166,000	$166	3,001,216	$3,001	$3,502,815	$3,670,703	$7,176,685

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2024	166,000	$166	3,001,216	$3,001	$3,502,815	$3,845,715	$7,351,697

Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	335,829	335,829
BALANCE AT MARCH 31, 2025	166,000	$166	3,001,216	$3,001	$3,502,815	$4,152,494	$7,658,476

Stock compensation	—	—	—	—	4,325	—	4,325
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	258,087	258,087
BALANCE AT JUNE 30, 2025	166,000	$166	3,001,216	$3,001	$3,507,140	$4,381,531	$7,891,838

Stock compensation	—	—	—	—	4,325	—	4,325
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	276,024	276,024
BALANCE AT SEPTEMBER 30, 2025	166,000	$166	3,001,216	$3,001	$3,511,465	$4,628,505	$8,143,137

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$869,940	$746,881
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	29,402	30,619
Amortization of right to use asset - operating lease	86,769	84,883
Amortization of finance lease asset	9,942	9,942
Provision for credit losses	956,539	771,830
Amortization of loan origination fees	1,182	1,182
Stock compensation	8,650	14,100
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	(10,492)	(72,168)
(Increase)/Decrease in deferred tax asset, net	(51,000)	(84,000)
Increase/(Decrease) in drafts payable	2,208,834	970,764
Increase/(Decrease) in accrued expenses and other current liabilities	79,466	150,522
Increase/(Decrease) in operating lease liability	(86,768)	(84,882)
Net cash provided by operating activities	4,102,464	2,539,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(10,631,834)	(7,817,479)
Payments made on cash surrender value of life insurance	(52,132)	(40,544)
Proceeds from loan on cash surrender value of life insurance	—	641,934
Sale of property and equipment	—	19,571
Purchases of property and equipment	(887)	(59,646)
Net cash used in investing activities	(10,684,853)	(7,256,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	291,404	304,620
Proceeds of line of credit, net of repayments	6,859,945	1,414,011
Proceeds from loan on cash surrender value of life insurance, net of repayments	5,771	—
Proceeds from notes payable	509,432	2,148,689
Repayment of notes payable	(530,961)	(100,000)
Proceeds from notes payable - stockholders and related parties	79,460	1,028,000
Repayment of notes payable - stockholders and related parties	(490,000)	(10,000)
Repayment of finance lease obligation	(10,337)	(9,810)
Proceeds of other loans	—	43,000
Repayment of other loans	(45,705)	(87,008)
Dividends paid on Series A Convertible Preferred Stock	(87,150)	(58,100)
Net cash provided by financing activities	6,581,859	4,673,402

NET CHANGE IN CASH	(530)	(43,089)

CASH AT THE BEGINNING OF THE PERIOD	1,716	45,239

CASH AT THE END OF THE PERIOD	$1,186	$2,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$293,813	$336,652
Interest paid	$3,260,644	$3,361,503
NON-CASH INVESTING AND FINANCING TRANSACTION:
Operating lease assets obtained in exchange for lease liabilities	$61,073	$235,335
Common stock issued in exchange for notes payable	$—	$76,960

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

September 30, 2025

(unaudited)

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFX” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.

Standard Premium Finance Management Corporation (“SPFMC”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. SPFMC is a licensed insurance premium finance company in thirty-nine states. Standard Premium Finance Leasing, Inc. (“SPFL”) was incorporated on August 20, 2025, pursuant to the laws of the State of Florida, to engage principally in leasing arrangements. As of September 30, 2025, SPFL has not engaged in any material activity.

The accompanying consolidated financial statements include the accounts of SPFX and its wholly-owned subsidiaries SPFMC and SPFL. SPFX and its subsidiaries are collectively referred to as (“the Company”). All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements (unaudited), which include the accounts of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2024.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiaries for the fiscal year ended December 31, 2024, have been omitted.

Cash and Cash Equivalents and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. There are no cash equivalents at September 30, 2025 and December 31, 2024.

The Company experienced a cash overdraft of $619,825 and $328,421 in its group of bank accounts at its primary lender as of September 30, 2025 and December 31, 2024, respectively. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

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

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from three to eleven monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of September 30, 2025 and December 31, 2024, the portfolio had an amortized cost basis of $77,522,144 and $67,173,975, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to a power of attorney contained in the finance contract. As of September 30, 2025, and December 31, 2024, the amount of unearned premium on open and cancelled contracts approximated $106,000,000 and $94,200,000, respectively. The annual percentage interest rates on new contracts averaged approximately 18.0% and 17.7% during the nine months ended September 30, 2025 and 2024, respectively.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances are $0 and $94,291 at September 30, 2025 and December 31, 2024, respectively. The Company mitigates this risk by maintaining its cash balances at a high-quality financial institution. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	September 30, 2025	December 31, 2024
Uninsured balance	$—	$94,291
Plus: Insured balances	91,639	250,000
Plus: Balances at institutions that do not exceed FDIC limit	—	1,716
Plus: Cash overdraft	619,825	328,421
Less: Outstanding checks	(710,278)	(672,712)

Cash per Consolidated Balance Sheet	$1,186	$1,716

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

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

Approximately 65% and 66% of the Company’s business activity is with customers located in Florida for 2025 and 2024, respectively. There were no other significant regional, industrial or group concentrations during the nine months ended September 30, 2025 and 2024.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The gross cash surrender value relative to the policy in place at September 30, 2025 and December 31, 2024, was $757,725 and $705,593, respectively. In March 2024, the Company executed a $641,934 loan against the life insurance policy. Any death benefit received would first be reduced by the outstanding loan amount at the time of death. The loan accrues interest at a blended interest rate of 6.64%, has no maturity date, and was funded in April 2024. The Company paid interest on this loan of $8,771 and $10,315 for the three months ended September 30, 2025 and 2024, respectively. The Company paid interest on this loan of $26,190 and $18,483 for the nine months ended September 30, 2025 and 2024, respectively.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of September 30, 2025.

The Company filed consolidated tax returns for the years ended December 31, 2024 and 2023, which are subject to examination by federal and state tax jurisdictions. The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025 and 2024, the Company had potentially dilutive securities outstanding, including stock options, stock warrants, and convertible preferred stock. All outstanding stock options and warrants were fully vested as of the respective dates. The Company’s Series A Convertible Preferred Stock is convertible into common stock at 80% of the average market price over a 30-day period, at the Company’s discretion. These instruments were evaluated for dilutive effect and included in the diluted EPS calculation to the extent they were not antidilutive.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Reconciliation of Weighted-Average Shares Outstanding – Three Months Ended:

	September 30, 2025	September 30, 2024
Basic weighted-average shares outstanding	3,001,216	2,959,301
Effect of dilutive stock options (treasury stock method)	51,975	149,792
Effect of dilutive preferred stock (if-converted method)	1,115,592	1,069,588
Diluted weighted-average shares outstanding	4,168,783	4,178,681

Reconciliation of Weighted-Average Shares Outstanding – Nine Months Ended:

	September 30, 2025	September 30, 2024
Basic weighted-average shares outstanding	3,001,216	2,923,111
Effect of dilutive stock options (treasury stock method)	50,891	154,237
Effect of dilutive preferred stock (if-converted method)	1,146,409	943,182
Diluted weighted-average shares outstanding	4,198,516	4,020,530

The Company determined that all outstanding warrants as of September 30, 2025 and 2024 were antidilutive and therefore excluded them from the diluted EPS computation. No adjustments to net income were required for the diluted earnings per share calculation for the periods presented.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

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

At September 30, 2025 and December 31, 2024, premium finance contract and agents’ receivable consists of the following:

Description	September 30, 2025	December 31, 2024
Contracts due from insured	$70,530,018	$59,758,090
Contracts due from insurance carrier	6,992,127	7,415,885
	77,522,145	67,173,975
Amounts due from agents	1,008,129	1,059,085
Less: Unearned interest	(2,838,185)	(2,406,496)
	75,692,089	65,826,564
Less: Allowance for credit losses	(2,159,237)	(1,969,007)

Total	$73,532,852	$63,857,557

The allowance for credit losses at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Allowance for contracts due from insured	$1,225,227	$1,099,338
Allowance for contracts due from insurance carrier	716,407	692,066
Allowance for amounts due from agents	217,603	177,603

Total allowance for credit losses	$2,159,237	$1,969,007

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

Activity in the allowance for credit losses for the three months ended September 30, 2025 and the year ended December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Balance at the beginning of the year	$1,969,007	$1,501,593
Current year provision	1,560,000	1,846,860
Write-offs charged against the allowance	(1,553,718)	(1,726,907)
Recoveries of amounts previously charged off	183,948	347,461

Balance at end of the period	$2,159,237	$1,969,007

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

	For the three months ended September 30,
	2025	2024
Current additions to the allowance	$550,000	$494,000
Less: Contra-revenues	(223,727)	(251,349)
Provision for credit losses	$326,273	$242,651

	For the nine months ended September 30,
	2025	2024
Current additions to the allowance	$1,560,000	$1,426,000
Less: Contra-revenues	(603,461)	(654,170)
Provision for credit losses	$956,539	$771,830

The aging analyses of contract receivables as of September 30, 2025 and December 31, 2024 are as follows:

As of September 30, 2025	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$126,862	$15,483	$22,314	$2,279	$166,938	$70,363,080	$70,530,018
Due from insurance carrier	1,071,157	793,262	792,154	2,311,757	4,968,330	2,023,797	6,992,127
Total	$1,198,019	$808,745	$814,468	$2,314,036	$5,135,268	$72,386,877	$77,522,145

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

As of December 31, 2024	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$113,024	$100,104	$5,186	$12,403	$230,717	$59,527,373	$59,758,090
Due from insurance carrier	446,035	400,021	302,676	2,387,638	3,536,370	3,879,515	7,415,885
Total	$559,059	$500,125	$307,862	$2,400,041	$3,767,087	$63,406,888	$67,173,975

4. Property and Equipment, Net

The Company’s property and equipment consist of the following:

	September 30, 2025	December 31, 2024

Computer Software	$25,857	$25,857
Automobile	166,749	166,749
Furniture & Fixtures	17,773	17,773
Leasehold Improvements	116,811	116,811
Computer Equipment	53,422	52,535
Property and equipment, gross	380,612	379,725
Accumulated depreciation	(274,948)	(245,546)
Property and equipment, net	$105,664	$134,179

The Company recorded depreciation expense in other operating expenses of $9,810 and $13,322 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded depreciation expense in other operating expenses of $29,402 and $30,619 for the nine months ended September 30, 2025 and 2024, respectively.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company used an incremental borrowing rate of 5.25% for all operating leases as of September 30, 2025 and December 31, 2024. In March 2024, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2026 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335.

Office lease – On March 1, 2024, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,048 per month and expires in February 2026, including the renewal option (see Note 13). The terms of this lease are no less favorable than an arms-length transaction with a non-related party. For each of the three months ended September 30, 2025 and 2024, the total payments on this lease were $21,146. For each of the nine months ended September 30, 2025 and 2024, the total payments on this lease were $63,439.

Secure facility lease – In August 2025, the Company entered into a three (3) year lease for a secure facility located in Miami, Florida. The lease has no renewal option. The lease is $1,760 per month, with payment increases of 4% annually, and expires in September 2028. The right-of-use asset and operating lease liability at the execution of this lease totaled $61,073.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

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

Leases	Classification	September 30, 2025	December 31, 2024

Right-of-use assets	Operating lease assets	$177,423	$203,119
Server lease	Finance lease assets	15,466	25,408
Total lease assets		$192,889	$228,527

Current operating lease liability	Current operating lease liabilities	$107,097	$114,230
Non-current operating lease liability	Long-term operating lease liabilities	70,326	88,888
Total operating lease liabilities		$177,423	$203,118

Current finance lease liability	Current finance lease liabilities	$14,431	$13,875
Non-current finance lease liability	Long-term finance lease liabilities	2,625	13,518
Total finance lease liabilities		$17,056	$27,393

The weighted-average remaining lease term was 1.88 years and 1.96 years as of September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, the total lease cost was $34,832 and $34,655, respectively. For the nine months ended September 30, 2025 and 2024, the total lease cost was $104,495 and $103,965, respectively.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date on insurance premium finance contracts received by the Company prior to the reporting date. As of September 30, 2025 and December 31, 2024, the draft payable balances are $4,289,644 and $2,080,810, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

7. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at September 30, 2025. In June 2025, the Company increased its line of credit with FHB from $45,000,000 to $50,000,000. In September 2025, the Company renewed its line of credit agreement with FHB until September 25, 2028. This renewal also increased the commitment amount from $50,000,000 to $75,000,000, lowered the interest rate margin from 2.55-2.96% to 2.10%, and syndicated the line of credit between two additional lenders, Flagstar Bank and Cadence Bank. The Company is unaffected operationally by the additional lenders as First Horizon Bank acts as the agent for the other lenders in the syndicated loan agreement. The Company recorded $334,871 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at September 30, 2025.

At September 30, 2025 and December 31, 2024, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO. The line of credit bears interest at 30-Day SOFR plus 2.10% per annum (6.26% and 7.30% at September 30, 2025 and December 31, 2024, respectively). The terms of the Line of Credit agreement provide for a minimum interest of 2.60% when the 30-day SOFR falls below 0.50%. As of September 30, 2025, the amount of principal outstanding on the line of credit was $48,364,857 and is reported on the consolidated balance sheet net of $287,662 of unamortized loan origination fees. As of December 31, 2024, the amount of principal outstanding on the line of credit was $41,217,513 and is reported on the consolidated balance sheet net of $1,445 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended September 30, 2025 and 2024 totaled approximately $836,000 and $918,000, respectively. Interest expense on this line of credit for the nine months ended September 30, 2025 and 2024 totaled approximately $2,318,000 and $2,749,000, respectively. The Company recorded amortized loan origination fees for the three months ended September 30, 2025 and 2024 of $394 and $394, respectively, which is included in interest expense. The Company recorded amortized loan origination fees for the nine months ended September 30, 2025 and 2024 of $1,182 and $1,182, respectively, which is included in interest expense. Availability on this line of credit was $8,393,823 as of September 30, 2025.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. Management believes it was in compliance with the applicable debt covenants as of September 30, 2025 and December 31, 2024.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. This loan was fully repaid in April 2025. For the three months ended September 30, 2025 and 2024, the Company paid interest on this loan of $0 and $178, respectively, which is included in interest expense. For the nine months ended September 30, 2025 and 2024, the Company paid interest on this loan of $66 and $711, respectively, which is included in interest expense.

On April 12, 2024, the Company entered into a $43,700 loan agreement with American Express. This loan was fully repaid in April 2025 and contained a 10.89% fixed interest rate and monthly principal and interest payments of $3,860 beginning in May 2024. For the three months ended September 30, 2025 and 2024, the Company paid interest on this loan of $0 and $656, respectively, which is included in interest expense. For the nine months ended September 30, 2025 and 2024, the Company paid interest on this loan of $874 and $1,793 respectively, which is included in interest expense.

9. Notes Payable

At September 30, 2025 and December 31, 2024, the balances of long-term unsecured notes to unrelated parties are as follows:

	September 30, 2025	December 31, 2024
Total notes payable - Others	$8,971,968	$8,993,497
Less current maturities	(3,411,979)	(3,616,940)

Long-term maturities	$5,559,989	$5,376,557

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through June 30, 2031. The maturity date of these notes automatically extends for periods of three months to six years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $178,000 and $165,000 for the three months ended September 30, 2025 and 2024, respectively. Interest expense on these notes totaled approximately $520,000 and $425,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company received proceeds on these notes of $509,432 and $1,353,689 for the nine months ended September 30, 2025 and 2024, respectively. The Company repaid principal on these notes of $530,961 and $85,000 for the nine months ended September 30, 2025 and 2024, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

10. Notes Payable – Stockholders and Related Parties

At September 30, 2025 and December 31, 2024, the balances of long-term notes payable to stockholders and related parties are as follows:

	September 30, 2025	December 31, 2024
Total notes payable - Related parties	$2,628,500	$3,039,040
Less current maturities	(1,265,000)	(376,000)

Long-term maturities	$1,363,500	$2,663,040

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through June 30, 2029. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $54,000 and $54,000 for the three months ended September 30, 2025 and 2024, respectively. Interest expense on these notes totaled approximately $176,000 and $152,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company received proceeds on these notes of $79,460 and $1,028,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company repaid principal on these notes of $490,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

11. Equity

Preferred Stock

As of September 30, 2025, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of September 30, 2025, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended September 30, 2025 and 2024, the Board of Directors has declared and paid dividends on the preferred stock of $29,050 and $29,050, respectively. During the nine months ended September 30, 2025 and 2024, the Board of Directors has declared and paid dividends on the preferred stock of $87,150 and $58,100, respectively. As of September 30, 2025 and December 31, 2024, preferred dividends are in arrears by $29,050 and $29,050, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

11. Equity (Continued)

December 31, 2024 dividends in arrears were declared and paid in January 2025. March 31, 2025 dividends in arrears were declared and paid in May 2025. June 30, 2025 dividends in arrears were declared and paid in July 2025. September 30, 2025 dividends in arrears were declared and paid in November 2025.

Common Stock

As of both September 30, 2025 and December 31, 2024, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 3,001,216 shares were issued and outstanding.

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Corporation’s common stock. The following table summarizes information about employee stock options outstanding at September 30, 2025:

Outstanding Options			Vested Options
Number Outstanding at September 30, 2025	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable at September 30, 2025	Weighted Average Remaining Term	Weighted Average Exercise Price
91,200	4.42	$0.80	91,200	4.42	$0.80
10,000	6.75	4.50	10,000	6.75	4.50
10,000	1.75	4.95	10,000	1.75	4.95
111,200	4.39 years	$1.51	111,200	4.39 years	$1.51

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	111,200	$1.51	5.13 years	$98,496
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2025	111,200	$1.51	4.39 years	$82,080
Exercisable at September 30, 2025	111,200	$1.51	4.39 years	$82,080

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

11. Equity (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $1.70 per share on September 30, 2025 and $1.88 per share on December 31, 2024. During each of the three months ended September 30, 2025 and 2024, the Company recognized $0 of stock option expense. During the nine months ended September 30, 2025 and 2024, the Company recognized $0 and $14,100 of stock option expense, respectively.

Stock Warrants

A summary of information regarding the stock warrants outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	1,035,000	$7.09	0.6 years	—
Issued	—	—	—	—
Expired	(800,000)	$8.00	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2025	235,000	$4.00	0.9 years	—
Exercisable at September 30, 2025	235,000	$4.00	0.9 years	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $1.70 per share on September 30, 2025 and $1.88 per share on December 31, 2024. The warrants vested immediately. During each of the three and nine months ended September 30, 2025 and 2024, the Company recognized no stock warrant expense.

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

The performance-based RSU grant consisted of 37,500 units in total, with a grant-date fair value of $71,250, which vest on December 31, 2025, contingent upon the achievement of specified performance targets. As of September 30, 2025, the Company determined that 5,250 of these RSUs are probable of vesting and is recognizing compensation expense for those units on a straight-line basis over the nine-month service period from April 1, 2025 through December 31, 2025.

The time-based RSU grant consisted of 10,000 units, which vest in five equal annual installments of 2,000 RSUs each on December 31 of each year from 2025 through 2029. The aggregate grant-date fair value of the time-based RSUs was $19,000. The Company is recognizing compensation expense for these RSUs on a straight-line basis over the 57-month vesting period beginning April 1, 2025.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

12. Executive Compensation Agreements – Continued

For the three months ended September 30, 2025 and 2024, the Company recognized $4,325 and $0 of stock-based compensation expense related to RSUs, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $8,650 and $0 of stock-based compensation expense related to RSUs, respectively.

As of September 30, 2025, the Company had a total of $20,325 of unrecognized compensation expense related to RSUs. This includes:

•	$3,325 related to 5,250 performance-based RSUs deemed probable of vesting, which is expected to be recognized over the remaining service period through December 31, 2025; and
•	$17,000 related to time-based RSUs, which is being recognized on a straight-line basis over the remaining 54-month vesting period ending December 31, 2029.

In addition, the Company has not recognized any compensation expense for 32,250 performance-based RSUs with a grant-date fair value of $61,275, as the related performance conditions were not considered probable of achievement as of September 30, 2025.

Cash Performance Awards

The March 31, 2025 employment agreements with the Company’s CEO and CFO also include cash performance awards payable on December 31, 2025, contingent upon the achievement of certain financial and operational performance targets. As of September 30, 2025, the Company determined that a portion of the performance conditions were probable of being met and recognized $48,875 and $80,375 of compensation expense during the three and nine months ended September 30, 2025, respectively. The maximum potential combined payout under these awards is $450,000.

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

Line of credit

As discussed in Note 7, the Company secured its primary financing in part through the assistance of our CEO who guaranteed the loan to the financial institution. The current line of credit with First Horizon Bank was initiated at $35,000,000. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. In November 2022, the Company extended the maturity of its line of credit with First Horizon Bank until November 30, 2025. In June 2025, the Company increased its line of credit with First Horizon Bank from $45,000,000 to $50,000,000. In September 2025, the Company increased its line of credit with First Horizon Bank from $50,000,000 to $75,000,000 and extended the maturity until September 25, 2028.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2025 (unaudited)

13. Related Party Transactions (Continued)

Notes payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of September 30, 2025 and December 31, 2024, the amounts advanced were $2,628,500 and $3,039,040, respectively.

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

16. Subsequent Events

In October 2025, the Company issued $26,250 of notes payable and repaid $266,159 of notes payable.

In October 2025, the Company repaid $156,402 of principal on the loan against the life insurance policy.

In November 2025, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

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

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in Arizona, Colorado, Connecticut, Florida, Georgia, Massachusetts, Maryland, Michigan, North Carolina, Pennsylvania, South Carolina, Texas, and Virginia. Throughout 2024 and 2025, we have obtained additional licenses for a total of thirty-nine states. We intend to continue to expand our market into new states as part of our organic growth strategy. Loans originate primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 64% ($48,077,195) of its capital and total liabilities as of September 30, 2025. As of September 30, 2025, the Company’s subordinated notes payable and other loans represented approximately 16% ($12,252,250) of the Company’s capital and total liabilities, operating liabilities provide approximately 9% ($7,098,637) of the Company’s capital and total liabilities, preferred equity provides approximately 2% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common stock paid-in capital represents the remaining 9% ($6,483,137) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended September 30,
	2025 (unaudited)	2024 (unaudited)
Gross Revenue	$3,215,771	$3,073,347
Originations	$41,034,533	$35,929,761
Interest Earned Rate	17.70%	18.25%
Cost of Funds Rate, Gross	7.17%	8.27%
Cost of Funds Rate, Net (Non-GAAP)	5.59%	6.52%
Reserve Ratio	2.61%	2.45%
Provision Rate	0.80%	0.68%
Return on Assets	1.34%	1.54%
Return on Equity	15.54%	20.33%

	As of or for the Nine Months Ended September 30,
	2025 (unaudited)	2024 (unaudited)
Gross Revenue	$9,227,729	$9,022,598
Originations	$118,965,469	$115,500,227
Interest Earned Rate	17.98%	17.65%
Cost of Funds Rate, Gross	7.00%	8.42%
Cost of Funds Rate, Net (Non-GAAP)	5.25%	6.32%
Reserve Ratio	2.61%	2.45%
Provision Rate	0.80%	0.67%
Return on Assets	1.48%	1.40%
Return on Equity	17.15%	17.91%

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

Cost of Funds Rate, Net (Non-GAAP)

Cost of Funds Rate, Net is calculated as interest expense divided by average debt outstanding for the period, net of the interest related tax benefit. Cost of Funds Rate, Net is a Non-GAAP operating metric that is useful in comparing the cost of capital of different sources. Debt capital provides a tax benefit that is not provided by preferred equity or common equity capital. The blended tax rate used in this metric is estimated to be 25% for all periods presented. The following table provides a reconciliation of the Cost of Funds Rate, Net (non-GAAP) to Cost of Funds Rate, Gross:

	For the Three Months Ended September 30,
	2025	2024
Cost of Funds Rate, Gross	7.17%	8.27%
Less: Tax Benefit	(1.58)%	(1.75)%
Cost of Funds Rate, Net (Non-GAAP)	5.59%	6.52%

	For the Nine Months Ended September 30,
	2025	2024
Cost of Funds Rate, Gross	7.00%	8.42%
Tax Benefit	(1.75)%	(2.10)%
Cost of Funds Rate, Net (Non-GAAP)	5.25%	6.32%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended September 30, 2025 Compared to the Three Months ended September 30. 2024

Summary of Comparative Results

	For the three months ended
	September 30, 2025 (unaudited)	September 30, 2024 (unaudited)	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance Charges	$2,850,069	$2,680,586	169,483	6.3%
Late Charges	275,843	301,302	(25,459)	(8.4%)
Origination Charges	89,859	91,459	(1,600)	(1.7%)
Gross Revenue	3,215,771	3,073,347	142,424	4.6%

Expenses:
Interest	1,081,687	1,153,662	(71,975)	(6.2%)
Salaries and wages	567,710	527,082	40,628	7.7%
Commissions	500,187	411,114	89,073	21.7%
Provision for credit losses	326,273	242,651	83,622	34.5%
Professional fees	91,023	49,249	41,774	84.8%
Postage	31,083	27,077	4,006	14.8%
Insurance	18,563	31,334	(12,771)	(40.8%)
Other operating expenses	225,525	224,352	1,173	0.5%
Total costs and expenses	2,842,051	2,666,521	175,530	6.6%

Income before income taxes	373,720	406,826	(33,106)	(8.1%)

Provision for income taxes	97,696	106,199	(8,503)	(8.0%)

Net income	$276,024	$300,627	(24,603)	(8.2%)

Revenue

Revenue increased by 4.6% overall or $142,424 to $3,215,771 for the three months ended September 30, 2025 from $3,073,347 for the three months ended September 30, 2024. The increase in revenue was primarily due to a 6.3% or $169,483 increase in finance charges, partially offset by an 8.4% or $25,459 decrease in late charges. Revenue from finance charges comprised 88.6% and 87.2% of overall revenue for the three months ended September 30, 2025 and 2024, respectively.

During the three months ended September 30, 2025 compared to the three months ended September 30, 2024, the company financed an additional $5,104,772 in new loan originations, an increase of 14.2%. This increase was due largely to increased marketing efforts throughout our established states and new states. The total quantity of loan originations remained relatively stable for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity to generate additional sales. In September 2025, the Company increased its line of credit from $50,000,000 to $75,000,000, with an additional $40 million accordion feature, and extended the maturity until September 2028. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 6.6% or $175,530 to $2,842,051 for the three months ended September 30, 2025 from $2,666,521 for the three months ended September 30, 2024.

The increase in expenses was primarily due to increases in the following categories:

•	$89,073 increase in commission expense as a result of competitive forces within agent relations.
•	$83,622 increase in provision for credit losses as a result of increases to the size of the loan portfolio. We maintained consistent allowance practices throughout 2025, which kept the reserves adequate for the size of the growing loan receivable portfolio.

The increase in expenses was partially offset primarily by a decrease in the following category:

•	$71,975 decrease in interest expense as a result of decreases in the line of credit interest rate. Due to benchmark interest rate decreases adopted by the Federal Reserve Board at the end of 2024, interest rates throughout the marketplace have decreased accordingly. The benchmark interest rate decreased again at the end of September 2025, which will have an impact on future quarters. Our line of credit features a variable interest rate based on one-month SOFR. As of September 30, 2025 and 2024, our line of credit’s interest rate was 6.26% and 7.95%, respectively.

Income before Taxes

Income before taxes decreased by $33,106 to $373,720 for the three months ended September 30, 2025 from $406,826 for the three months ended September 30, 2024. This decrease was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision decreased $8,503 to $97,696 for the three months ended September 30, 2025 from $106,199 for the three months ended September 30, 2024. This decrease was primarily attributable to a decrease in taxable income.

Net Income

Net Income decreased by $24,603 to $276,024 for the three months ended September 30, 2025 from $300,627 for the three months ended September 30, 2024. This decrease was attributable to the $33,106 decrease in income before taxes related partially offset by the $8,503 decrease in the provision for income taxes.

Results of Operations for the Nine Months ended September 30, 2025 Compared to the Nine Months ended September 30. 2024

Summary of Comparative Results

	For the nine months ended
	September 30, 2025 (unaudited)	September 30, 2024 (unaudited)	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance Charges	$8,137,249	$7,849,924	287,325	3.7%
Late Charges	809,568	880,063	(70,495)	(8.0%)
Origination Charges	280,912	292,611	(11,699)	(4.0%)
Gross Revenue	9,227,729	9,022,598	205,131	2.3%

Expenses:
Interest	3,050,253	3,352,760	(302,507)	(9.0%)
Salaries and wages	1,599,257	1,590,218	9,039	0.6%
Commissions	1,345,768	1,143,003	202,765	17.7%
Provision for credit losses	956,539	771,830	184,709	23.9%
Professional fees	210,575	237,598	(27,023)	(11.4%)
Postage	92,073	87,342	4,731	5.4%
Insurance	121,924	129,897	(7,973)	(6.1%)
Other operating expenses	694,119	703,290	(9,171)	(1.3%)
Total costs and expenses	8,070,508	8,015,938	54,570	0.7%

Income before income taxes	1,157,221	1,006,660	150,561	15.0%

Provision for income taxes	287,281	259,779	27,502	10.6%

Net income	$869,940	$746,881	123,059	16.5%

Revenue

Revenue increased by 2.3% overall or $205,131 to $9,227,729 for the nine months ended September 30, 2025 from $9,022,598 for the nine months ended September 30, 2024. The increase in revenue was primarily due to a 3.7% or $287,325 increase in finance charges, partially offset by a $70,495 decrease in late charges. Revenue from finance charges comprised 88.2% and 87.0% of overall revenue for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the company’s new loan originations increased by $3,465,242. This increase was due largely to increased marketing efforts during the third quarter of 2025, which also led to higher commission expense as described below. Additionally, the total quantity of loan originations remained relatively stable for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity to generate additional sales. In September 2025, the Company increased its line of credit from $50,000,000 to $75,000,000, with an additional $40 million accordion feature, and extended the maturity until September 2028. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 0.7% or $54,570 to $8,070,508 for the nine months ended September 30, 2025 from $8,015,938 for the nine months ended September 30, 2024.

The increase in expenses was primarily due to increases in the following categories:

•	$202,765 increase in commission expense as a result of competitive forces within agent relations.
•	$184,709 increase in provision for credit losses as a result of increases to the size of the loan portfolio. We maintained consistent allowance practices throughout 2025, which kept the reserves adequate for the size of the growing loan receivable portfolio.

The increase in expenses was partially offset by decreases in the following categories:

•	$302,507 decrease in interest expense as a result of decreases in the line of credit interest rate. Due to benchmark interest rate decreases adopted by the Federal Reserve Board at the end of 2024, interest rates throughout the marketplace have decreased accordingly. The benchmark interest rate decreased again at the end of September 2025, which will have an impact on future quarters. Our line of credit features a variable interest rate based on one-month SOFR. As of September 30, 2025 and 2024, our line of credit’s interest rate was 6.26% and 7.95%, respectively.

Income before Taxes

Income before taxes increased by $150,561 to $1,157,221 for the nine months ended September 30, 2025 from $1,006,660 for the nine months ended September 30, 2024. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $27,502 to $287,281 for the nine months ended September 30, 2025 from $259,779 for the nine months ended September 30, 2024. This increase was primarily attributable to an increase in taxable income.

Net Income

Net Income increased by $123,059 to $869,940 for the nine months ended September 30, 2025 from $746,881 for the nine months ended September 30, 2024. This increase was attributable to the $150,561 increase in income before taxes offset by the $27,502 increase in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of September 30, 2025

We had $1,186 of cash and a working capital surplus of $14,179,081 at September 30, 2025. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In September 2025, the Company renewed and amended its agreement with First Horizon Bank, for a three-year $75,000,000 line of credit with an additional $40,000,000 uncommitted accordion feature. The terms of the amended line of credit include an interest rate based on the 30-day SOFR rate plus a margin of 2.10%, with a minimum rate of 3.35%. We anticipate that the interest rate we pay on our revolving credit agreement may decrease due to the recently adopted benchmark interest rate decreases by the Federal Reserve Board. Because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next twelve months.

During the nine months ended September 30, 2025, the Company raised an additional $79,460 in subordinated notes payable – related parties and $509,432 in subordinated notes payable. The Company repaid $490,000 of notes payable – related parties and $530,961 of notes payable. The Company utilizes its inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

Future Cash Requirements

As the Company anticipates its growth patterns to continue, a larger line of credit is paramount to fueling this growth. The Company’s line of credit is $75,000,000 and its maturity on its line of credit facility September 25, 2028. Extended maturity provides stability for the Company’s future cash requirements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2025 (“2024 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended September 30, 2025, there have been no material changes in our risk factors disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Registrant’s Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	Articles of Amendment to Registrant’s Articles of Incorporation filed January 8, 2020. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10-Q filed on August 12, 2025)
3.5	By-laws of Registrant. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3*

Form of Warrant to Purchase Common Stock. $4.00

Form of Warrant to Purchase Common Stock. $12.00 (Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)

10.4*	Schedule of Warrants to Purchase Common Stock issued on April 1, 2020. (Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.5	Lease Agreement dated March 1, 2018 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.6	Lease Agreement dated March 1, 2024 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.7*	Schedule of Employee Incentive Stock Options issued on March 1, 2020 and June 29, 2022. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.8	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.9	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.10	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.11	Third Amendment to Loan Agreement dated November 14, 2023 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.12	Fourth Amendment to Loan Agreement dated May 21, 2025 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 28, 2025)
10.13	Fifth Amendment to Loan Agreement and Omnibus Amendment to Loan Documents dated September 25, 2025 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 1, 2025)
10.14*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.15*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.16	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.17*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.18*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.19*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.20*	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.21*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

 ______________________________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

