Form 10-K
period 2025-12-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2026-03-20
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

______________________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3,598,424 based upon the closing bid price of the Company’s stock on that date. For this purpose, executive officers and directors of the registrant are considered affiliates.

3,000,030 shares of common stock were issued and outstanding as of March 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

STANDARD PREMIUM FINANCE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

Overview

We were incorporated in the State of Florida in 1991 under the name Standard Premium Finance Management Corporation. In 2016, we established a holding company structure under the name Standard Premium Finance Holdings, Inc., a Florida corporation, with Standard Premium Finance Management Corporation and Standard Premium Finance Leasing, Inc. as our wholly-owned subsidiaries. Unless the context requires otherwise or unless stated otherwise, references in this registration statement to the “Company,” “Standard Premium,” “we,” “our” and “us” refer to Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiaries, Standard Premium Finance Management Corporation and Standard Premium Finance Leasing, Inc., on a consolidated basis.

We are a specialized finance company that makes collateralized loans to businesses and individuals to finance the insurance premiums they pay on their commercial property and casualty insurance policies. We began our business in 1991 and are currently licensed to operate in thirty-seven states. We have developed relationships with insurance agents and brokers located in our market area who offer insurance premium loans as a service to their customers which we underwrite. We evaluate each insurance premium loan application according to our loan underwriting criteria. Upon our approval of an insurance premium loan, the borrower makes a down payment, generally 20% to 25% of the annual premium on the financed insurance policy, and we provide the balance of the annual premium required to purchase the policy. The borrower pays us a fixed monthly amount over the next nine to eleven months. In the event the borrower defaults on its loan payment obligation, we are contractually authorized to terminate the insurance policy and receive the amount of the unearned premium paid on the insurance policy. The unearned premium on the insurance policy represents the portion of the insurance premium subject to return if the policy is cancelled before the full term of the policy is completed. The unearned premium serves as the collateral for our insurance premium loans and is designed to fully pay off the balance of the insurance premium loan in the event of a default. We have the contractual right to cancel the insurance policy and receive the amount of the unearned premium if the borrower defaults on repayment of any loan payment to us. Because of this collateral security feature of our insurance premium loans, we consider our loans to be of high quality and low risk. Standard Premium commenced operations in 1991 for the specific purpose of providing financing for property and casualty insurance premiums. Standard Premium:

•	maintains current state licenses to operate a premium finance company,
•	meets or exceeds all statutory net worth requirements,
•	maintains professional liability insurance with an A rated major insurance carrier with limits of $500,000, in compliance with all state requirements,
•	has secured and maintained computer hardware and licensed software to conduct its business in a timely fashion,
•	has a revolving senior credit line and long-term debt in the form of subordinated corporate notes to help finance its loan production,
•	has secured a long-term lease on office space which it currently occupies, and which is sufficient to meet anticipated future needs,
•	has developed a set of working procedures by which it operates,
•	generates daily management control reports,
•	has cultivated and maintained relationships with various independent insurance agents providing the source of all new and renewal business, and
•	currently finances approximately $120 million dollars in insurance premiums annually.

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

The insurance premium finance industry began in Pennsylvania in 1933 and has grown along with the U.S. economy. There are several reasons that an insurance policy buyer would choose to finance its insurance premiums. Financing an insurance premium is much like any other commercial or consumer purchase. It is financed based on the insured’s decision resulting from current economic trends and other considerations. For some customers, insurance premium financing is a convenient way to buy insurance without tying up working capital or accessing other credit sources. Other customers, who do not have the means to pay the premium in full at the time of purchase, consider premium financing a necessity. When customers finance insurance policies, they enter into a contract with the insurance premium finance company to obtain a loan. The contract assigns the borrower’s rights to all unearned premiums and dividends on the policy to the insurance premium finance company and appoints the insurance premium finance company as its ‘attorney in fact,’ which gives the insurance premium finance company the right to cancel the insurance policy in the event of non-payment of a loan installment and to receive all unearned premiums and credits from the insurance company. The customer, upon executing the premium financing loan contract, makes the initial down payment and agrees to pay back the principal with interest in monthly payments. The unearned premium of the insurance policy provides the collateral for each loan.

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

Employees

As of December 31, 2025, we had twenty-five employees, twenty of whom were full-time employees. Our full-time employees are covered by a corporate benefit plan for major medical and hospitalization. None of our employees are members of a labor union or subject to a collective bargaining agreement. All of our employees are “at will” with no guaranteed period of employment except our CEO and CFO who have executive contracts through March 2030. We believe our employee relations are satisfactory.

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

We had $76,630,634 and $67,173,975 in premium finance loans outstanding as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had 18,846 active premium finance loans in eighteen states. The following is a summary of our premium loan portfolio as of December 31, 2025:

State	Loans	Total Premiums	Down Payment	Amount Financed	Total Outstanding
Florida	12,321	108,954,692	25,895,452	83,059,240	47,650,451
Georgia	1,827	13,325,913	3,551,625	9,774,288	5,942,237
North Carolina	2,520	13,007,189	2,907,361	10,099,828	5,734,629
South Carolina	959	14,834,442	3,182,876	11,651,566	6,931,229
Texas	895	12,557,929	3,262,385	9,295,544	5,100,610
All other states	324	9,723,223	2,351,184	7,372,039	5,271,478
Grand Total	18,846	$172,403,388	$41,150,883	$131,252,505	$76,630,634

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

As of December 31, 2025 and December 31, 2024, the Company considered $304,740 and $520,550, respectively, as lacking collateral adequate for the level of risk associated with these loans while staying competitive within the industry. Management does not believe any of its receivables would be considered Classified. The following tables classify our Finance Receivables by risk rating and portfolio segment:

Segment – Due from Insured
	December 31, 2025	December 31, 2024
Pass	$66,677,989	$57,190,695
Special mention	2,672,817	2,567,395
Classified	—	—
Total	$69,350,806	$59,758,090

“Pass” loan collateral in excess of receivable value	22,836,137	20,921,390
“Special mention” receivable in excess of collateral value	112,889	99,990

Segment – Due from Insurance Carrier
	December 31, 2025	December 31, 2024
Pass	$5,191,859	$4,806,766
Special mention	2,087,969	2,609,119
Classified	—	—
Total	$7,279,828	$7,415,885

“Pass” loan collateral in excess of receivable value	6,133,473	6,607,527
“Special mention” receivable in excess of collateral value	191,851	420,561

The Company regularly monitors each contract for payment status, sending late notices and cancelling contracts at the earliest permissible date allowed by the statutory cancellation regulations. In maintaining a proper allowance for credit losses, the Company monitors past due accounts and scrutinizes older receivables, generally over 120 days. However, in this industry, even though accounts may be highly aged and appear stale, they are still collectible. Unearned premiums on cancelled accounts may be held at insurance companies for varying periods, though they are still highly collectible. The Company protects its collateral by cancelling policies at the earliest permissible date. The Company regularly contacts the insurance companies to ensure collectability. The Company manages its allowance conservatively ensuring an allowance balance that encompasses uncollectible accounts. In the following table, the Company defines “non-performing loans without a specific reserve” as loans in the Due from Insurance Carrier segment aged over 120 days. All other loans are considered “Performing loans evaluated collectively.” On December 31, 2025 and December 31, 2024, there were no loans with deteriorated credit quality.

Finance Receivables – Method of individual evaluation:

	December 31, 2025	December 31, 2024
Performing loans evaluated individually	$—	$—
Performing loans evaluated collectively	74,132,785	64,786,338
Non-performing loans without a specific reserve	2,497,849	2,387,637
Non-performing loans with a specific reserve	—	—
Total	$76,630,634	$67,173,975

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

Line of Credit

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension. In June 2025, the Company increased its line of credit with FHB from $45,000,000 to $50,000,000. In September 2025, the Company renewed its line of credit agreement with FHB until September 25, 2028. This renewal also increased the commitment amount from $50,000,000 to $75,000,000, lowered the interest rate margin from 2.55-2.96% to 2.10%, and syndicated the line of credit between two additional lenders, Flagstar Bank and Cadence Bank. The Company is unaffected operationally by the additional lenders as First Horizon Bank acts as the agent for the other lenders in the syndicated loan agreement. The Company recorded $373,011 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at December 31, 2025.

At December 31, 2025 and 2024, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO. The line of credit bears interest at 30-Day SOFR plus 2.10% per annum (5.97% and 7.30% at December 31, 2025 and 2024, respectively). As of December 31, 2025 and 2024, the amount of principal outstanding on the line of credit was $49,575,004 and $41,217,513, respectively, and is reported on the consolidated balance sheet net of $341,927 and $1,445, respectively, of unamortized loan origination fees. Interest expense on this line of credit for the years ended December 31, 2025 and 2024 totaled approximately $3,071,000 and $3,556,000, respectively. The Company recorded amortized loan origination fee for the years ended December 31, 2025 and 2024 of $32,529 and $1,576, respectively. For the years ended December 31, 2025 and 2024, the Company paid a fee based on the unused portion of the line of credit totaling $29,254 and $4,093, respectively, which is included in interest expense. The Company had availability on this line of credit of $6,893,451 as of December 31, 2025.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. On November 14, 2023, the Company executed an amendment of the loan agreement, which provided a waiver of default on its Interest Coverage Ratio as of September 30, 2023. The amendment also reduced the Minimum Interest Coverage Ratio for the following four quarters through September 30, 2024. Management believes it was in compliance with the applicable debt covenants as of December 31, 2025 and December 31, 2024.

Promissory Notes to Unrelated Parties

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2031. The maturity date of these notes automatically extends for periods of three months to six years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Notes totaling $2,832,726 and $1,029,750 were rolled over during the years ended December 31, 2025 and 2024, respectively. Interest expense on the notes totaled approximately $680,000 and $596,000 during the year ended December 31, 2025 and 2024, respectively. The Company received proceeds on these notes of $720,682 and $2,269,440 for the years ended December 31, 2025 and 2024, respectively. The Company repaid principal on these notes of $887,254 and $131,500 for the years ended December 31, 2025 and 2024, respectively. In August 2024, the Company exchanged, in a cashless transaction, $10,000 of these notes for 12,500 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

Promissory Notes to Stockholders and Related Parties

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through February 28, 2030. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Notes totaling $506,000 and $278,040 were rolled over during the years ended December 31, 2025 and 2024, respectively. Interest expense on the notes totaled approximately $231,000 and $211,000 during the years ended December 31, 2025 and 2024, respectively. The Company received proceeds on these notes of $79,460 and $1,028,000 for the years ended December 31, 2025 and 2024, respectively. The Company repaid principal on these notes of $490,000 and $10,000 for the years ended December 31, 2025 and 2024, respectively. In August 2024, the Company exchanged, in a cashless transaction, $66,960 of these notes for 83,700 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

Series A Convertible Preferred Stock

The Company is authorized to issue 600,000 shares of Series A Convertible Preferred Stock, $.001 par value. As of both December 31, 2025 and 2024, there were 166,000 shares of Series A convertible preferred stock issued and outstanding for $10.00 per share.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of December 31, 2025, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the years ended December 31, 2025 and 2024, the Board of Directors has declared and paid dividends on the preferred stock of $116,200 and $116,200, respectively. As of each of December 31, 2025 and 2024, preferred dividends are in arrears by $29,050. December 31, 2024 dividends in arrears were declared and paid in January 2025. December 31, 2025 dividends in arrears were declared and paid in January 2026. As of January 2026, all dividends in arrears had been declared and paid.

Our Customers

The majority of our customers are small- to medium-sized businesses seeking property and casualty insurance through local independent insurance agents. We are currently licensed to operate in thirty-seven states where the premium finance laws are favorable to making insurance premium finance loans. Premiums on these commercial insurance policies are written on a semi-annual or annual basis exclusively and insurance premium finance loans are repaid over a maximum of four and eleven consecutive monthly payments, respectively. Substantially all of our loans are written for a nine- to ten-month term. Premiums on these financed policies typically range between $1,000 to $100,000.  At December 31, 2025 and December 31, 2024, we have 18,846 and 18,858 premium finance loans outstanding, respectively. The types of policies we finance vary. They are most often motor truck cargo, physical damage and liability, commercial auto, commercial general liability, commercial package policies, professional liability, and commercial property. Most of the policies we finance are written through local independent insurance agents. The insurance companies they represent generally do not provide premium installment payment plans.

Competition

Our industry is highly competitive with three types of competitors. Fifteen of our largest competitors are national premium finance firms primarily owned by commercial banks, which write over 70% of all premium finance loans. A second type of competitor is comprised of regional premium finance companies owned by entrepreneurs. Our remaining competitors are smaller, local companies, many of which are affiliated with insurance agencies. There is a low barrier to entry into the business as regulations do not require passing any tests or having substantial capital. A prime requirement for success in the industry is access to low-cost capital as profits are substantially related to the spread between the cost of capital and interest earned on premium finance loans. Because of the secure nature of insurance premium finance loans, our industry is intensely competitive:

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

We believe that our success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. The departure of senior manager or other key personnel may damage relationships with certain customers, or certain customers may choose to follow such personnel to a competitor. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition. All of our employees are “at will” with no guaranteed period of employment except our CEO and CFO who have executive contracts through March 2030.

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

Holders

As of March 20, 2026, we had 122 holders of record of our common stock and 3,000,030 shares of common stock outstanding.

Dividends

We did not declare or pay dividends on our common stock in either fiscal year 2025 or 2024. The terms of our current line of credit agreement prohibit us from paying dividends on our common stock without the consent of the lender. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Common Stock repurchase activity during the three months ended December 31, 2025, was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2025:
	0	$—	0
November 1, 2025 to November 30, 2025:
	0	$—	0
December 1, 2025 to December 31, 2025:
Open market purchases	1,186	$1.87	1,186
Total	1,186	$1.87	1,186	$247,787

(1)	On May 27, 2025, the Company announced the approval of a stock repurchase program to repurchase up to $250,000 of the Company’s common stock by negotiated transaction through November 2, 2025. On July 31, 2025, the repurchase program was expanded to allow repurchases through open market transactions. On November 14, 2025, the repurchase program was extended until June 10, 2026. During the fourth quarter of 2025, the Company utilized $2,213 under the repurchase program. The repurchase program did not obligate the Company to acquire a minimum amount of shares.

ITEM 6.	[RESERVED]

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an insurance premium financing company, specializing primarily in commercial policies. We make it efficient for companies to access financing for insurance premiums. Enabled by our network of marketing representatives and relationships with insurance agents, we provide a value-driven, customer-focused lending service.

We have offered premium financing since 1991 through our wholly owned subsidiary, Standard Premium Finance Management Corporation. We are generally targeting premium financing loans from $1,000 to $100,000, with repayment terms ranging from 6 to 11 months, although we may offer larger loans under circumstances we deem appropriate. Qualified customers may have multiple loans with us concurrently, which we believe provides opportunities for repeat business, as well as increased value for our customers.

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in eighteen states. Throughout 2024 and 2025, we have obtained additional licenses for a total of forty-one states. We intend to continue to expand our market into new states as part of our organic growth strategy. Loans originate primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 66% ($49,233,077) of its capital and total liabilities as of December 31, 2025. As of December 31, 2025, the Company’s subordinated notes payable and other loans represented approximately 16% ($11,949,853) of the Company’s capital and total liabilities, operating liabilities provide approximately 7% ($5,173,808) of the Company’s capital and total liabilities, preferred equity provides approximately 2% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common paid-in capital represents the remaining 9% ($6,800,219) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Years Ended December 31,
	2025	2024
Gross Revenue	$12,469,770	$12,143,143
Originations	$158,136,311	$149,509,349
Interest Earned Rate	17.9%	17.8%
Cost of Funds Rate, Gross	7.13%	8.36%
Cost of Funds Rate, Net	5.35%	6.27%
Reserve Ratio	2.43%	2.78%
Provision Rate	0.80%	0.84%
Return on Assets	1.56%	1.35%
Return on Equity	17.58%	16.57%

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

RESULTS of OPERATIONS

Results of Operations for the Year ended December 31, 2025 Compared to the Year ended December 31. 2024

Summary of Comparative Results
	For the years ended
	December 31, 2025	December 31, 2024	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance Charges	$10,979,188	$10,549,453	429,735	4.1%
Late Charges	1,129,309	1,209,614	(80,305)	(6.6%)
Origination Charges	361,273	384,076	(22,803)	(5.9%)
Gross Revenue	12,469,770	12,143,143	326,627	2.7%

Expenses:
Interest	4,106,382	4,407,653	(301,271)	(6.8%)
Salaries and wages	2,206,730	2,118,609	88,121	4.2%
Commissions	1,797,196	1,449,676	347,520	24.0%
Provision for credit losses	1,261,034	1,254,525	6,509	0.5%
Professional fees	281,944	372,162	(90,218)	(24.2%)
Postage	123,324	113,529	9,795	8.6%
Insurance	174,188	170,959	3,229	1.9%
Other operating expenses	926,717	935,891	(9,174)	(1.0%)
Total costs and expenses	10,877,515	10,823,004	54,511	0.5%

Income before income taxes	1,592,255	1,320,139	272,116	20.6%

Provision for income taxes	378,295	340,146	38,149	11.2%

Net income	1,213,960	979,993	233,967	23.9%

Revenue

Revenue increased by 2.7% overall or $326,627 to $12,469,770 for the year ended December 31, 2025 from $12,143,143 for the year ended December 31, 2024. The increase in revenue was due to a 4.1% or $429,735 increase in finance charges, partially offset by a 6.6% or $80,305 decrease in revenue from late charges and a 5.9% or $22,803 decrease in origination charges. Revenue from finance charges comprised 88.0% of overall revenue for the year ended December 31, 2025.

During the year ended December 31, 2025 compared to the year ended December 31, 2024, the company financed an additional $8,626,962 in new loan originations, an increase of 5.8%. This increase was due largely to increased marketing efforts throughout our established and new states, primarily by hiring additional marketing representatives in Florida and the Midwest. The Company also noted a 2,226 increase in the quantity of loan originations to 27,020 new loans for the year ended December 31, 2025 as compared to 24,794 for the year ended December 31, 2024. The quantity of loan originations is directly correlated to origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expenses

Expenses increased by 0.5% or $54,511 to $10,877,515 for the year ended December 31, 2025 from $10,823,004 for the year ended December 31, 2024.

The increase in expenses was primarily due to increases in the following categories:

•	$347,520 increase in commission expense as a result of competitive forces within agent relations.
•	$88,121 increase in salaries and wages expense as a result of the hiring of additional marketing representatives in the Midwest, performance-bonus accruals, and increased base salaries and wages for our office staff.

The increase in expenses was partially offset primarily by a decrease in the following category:

•	$301,271 decrease in interest expense as a result of decreases in the line of credit interest rate. Due to benchmark interest rate decreases adopted by the Federal Reserve Board at the end of 2024, interest rates throughout the marketplace have decreased accordingly. The benchmark interest rate decreased again in September and December 2025, which will have a greater positive impact in the year ended December 31, 2026. Furthermore, in September 2025, the Company executed an extension on its line of credit, which decreased the interest rate margin by an average of 65 basis points. Our line of credit features a variable interest rate based on one-month SOFR. As of December 31, 2025 and 2024, our line of credit’s interest rate was 5.97% and 7.30%, respectively.
•	$90,218 decrease in professional fees primarily related to the termination of a consulting agreement in December 2024.

Income before Taxes

Income before taxes increased by $272,116 to $1,592,255 for the year ended December 31, 2025 from $1,320,139 for the year ended December 31, 2024. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $38,149 to $378,295 for the year ended December 31, 2025 from $340,146 for the year ended December 31, 2024. This increase was primarily attributable to the increase in taxable income.

Net Income

Net income increased by $233,967 to $1,213,960 for the year ended December 31, 2025 from $979,993 for the year ended December 31, 2024. This increase was attributable to the $272,116 increase in income before taxes, partially offset by the $38,149 increase in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of December 31, 2025

We had $10,970 of cash and a working capital surplus of $15,124,071 at December 31, 2025. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In September 2025, the Company renewed and amended its agreement with First Horizon Bank, for a three-year $75,000,000 line of credit with an additional $40,000,000 uncommitted accordion feature. The terms of the amended line of credit include an interest rate based on the 30-day SOFR rate plus a margin of 2.10%, with a minimum rate of 2.60%. We anticipate that the interest rate we pay on our revolving credit agreement may decrease due to the recently adopted benchmark interest rate decreases by the Federal Reserve Board. Because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next twelve months.

During the year ended December 31, 2025, the Company raised an additional $79,460 in subordinated notes payable – related parties and $720,682 in subordinated notes payable. During the year ended December 31, 2025, the Company repaid $490,000 of notes payable – related parties and $887,254 of notes payable. The Company utilizes its cash inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

As of December 31, 2025, the Company was contractually obligated as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Line of credit (1)	$49,233,077	$49,233,077	$—	$—	$—
Subordinated notes payable	11,455,425	3,709,799	7,403,137	342,489	—
Capital lease obligations	13,518	13,518	—	—	—
Operating lease obligations	151,823	107,326	44,497	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—
Total contractual obligations	$60,853,843	$53,063,720	$7,447,634	$342,489	$—

(1)	Although the maturity of this line of credit is September 25, 2028, the Company repays principal amounts on its line of credit daily in the normal course of business. Net cash receipts are deposited into a locked account with its primary lender to pay down the principal balance on a daily basis.

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

On April 18, 2025, Standard Premium Finance Holdings, Inc., a Florida corporation (the “Company”), received the resignation of Assurance Dimensions, LLC as our independent registered public accountant, effective immediately. The resignation of Assurance Dimensions, LLC was approved by the Audit Committee of the Board of Directors.

The reports of Assurance Dimensions, LLC on the Company’s financial statements for the years ended December 31, 2024 and 2023 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2024 and 2023 and the subsequent interim period through April 18, 2025, the Company has not had any disagreements with Assurance Dimensions, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Assurance Dimensions, LLC’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such periods.

During the years ended December 31, 2024 and 2023 and the subsequent interim period through April 18, 2025, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Assurance Dimensions, LLC with a copy of the disclosures in the Current Report on Form 8-K filed on April 21, 2025 (the “Report”) prior to the time the Report was filed with the SEC. The Company requested that Assurance Dimensions, LLC furnish a letter addressed to the SEC stating whether or not it agrees with the statements made herein. A copy of Assurance Dimensions, LLC’s letter, dated April 18, 2025, is attached as Exhibit 16.1 to the Current Report on Form 8-K filed on April 21, 2025.

On April 21, 2025, the Audit Committee of the Board of Directors of the Company engaged Stephano Slack, LLC to serve as the Company’s independent registered public accounting firm.

During the two most recent fiscal years ended December 31, 2024 and 2023 and through the date the Company selected Stephano Slack, LLC as its independent registered public accounting firm, neither the Company nor anyone on behalf of the Company consulted Stephano Slack, LLC regarding any accounting or auditing issues involving the Company, including (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended, and the related instructions to Item 304 of Regulation S-K) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2025 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 framework). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders (“2026 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Registrant’s Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	Articles of Amendment to Registrant’s Articles of Incorporation filed January 8, 2020. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10-Q filed on August 12, 2025)
3.5	By-laws of Registrant. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4	Lease Agreement dated March 1, 2024 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.5*	Schedule of Employee Incentive Stock Options issued on March 1, 2020 and June 29, 2022. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.6	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.7	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.8	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.9	Third Amendment to Loan Agreement dated November 14, 2023 among Standard Premium Finance Management Corporation and First Horizon Bank (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024).
10.10	Fourth Amendment to Loan Agreement dated May 21, 2025 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 28, 2025)

10.11	Fifth Amendment to Loan Agreement and Omnibus Amendment to Loan Documents dated September 25, 2025 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 1, 2025)
10.12*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.13*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.14*	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.15*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.16*	Amendment to the Amended and Restated Employment Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and William Koppelmann.
10.17*	Performance-Based Cash Award Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and William Koppelmann.
10.18*	Performance-Based Restricted Stock Unit Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and William Koppelmann.
10.19*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.20*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.21*	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.22*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.23*	Amendment to the Amended and Restated Employment Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and Brian Krogol.
10.24*	Performance-Based Cash Award Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and Brian Krogol.
10.25*	Performance-Based Restricted Stock Unit Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and Brian Krogol.
10.26	Procedures and Guidelines Governing Securities Transactions by Company Personnel (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
19	Procedures and Guidelines Governing Securities Transactions by Company Personnel (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

 ______________________________________

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 20, 2026

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2026.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Standard Premium Finance Holdings, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Standard Premium Finance Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Standard Premium Finance Holdings, Inc. and Subsidiary (the Company) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Stephano Slack LLC
We have served as the Company’s auditor since 2025 Wayne, Pennsylvania
March 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Standard Premium Finance Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Standard Premium Finance Holdings, Inc. and Subsidiary (the Company) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

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
Coral Springs, Florida
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

Standard Premium Finance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash	$10,970	$1,716
Premium finance contracts and related receivable, net of allowance for credit losses of $2,202,768 and $1,969,007 at December 31, 2025 and December 31, 2024, respectively	72,837,383	63,857,557
Prepaid expenses and other current assets	347,905	414,411
TOTAL CURRENT ASSETS	73,196,258	64,273,684

Property and equipment, net	115,594	134,179
Operating lease assets	151,823	203,119
Finance lease assets	12,152	25,408

OTHER ASSETS
Cash surrender value of life insurance	766,130	705,593
Deferred tax asset	575,000	505,000
TOTAL OTHER ASSETS	1,341,130	1,210,593

TOTAL ASSETS	$74,816,957	$65,846,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$497,169	$328,421
Line of credit, net	49,233,077	41,216,068
Drafts payable	2,074,866	2,080,810
Note payable - current portion	2,524,799	3,616,940
Note payable - stockholders and related parties - current portion	1,185,000	376,000
Other loans - current portion	—	45,705
Operating lease obligation - current portion	107,326	114,230
Finance lease obligation - current portion	13,518	13,875
Accrued expenses and other current liabilities	2,436,432	1,915,223
TOTAL CURRENT LIABILITIES	58,072,187	49,707,272

LONG-TERM LIABILITIES
Note payable, net of current portion	6,302,126	5,376,557
Note payable - stockholders and related parties, net of current portion	1,443,500	2,663,040
Life insurance policy loan	494,428	646,011
Operating lease obligation, net of current portion	44,497	88,888
Finance lease obligation, net of current portion	—	13,518
TOTAL LONG-TERM LIABILITIES	8,284,551	8,788,014

TOTAL LIABILITIES	66,356,738	58,495,286

COMMITMENTS AND CONTINGENCIES (see Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at December 31, 2025 and December 31, 2024	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 3,001,216 shares issued and outstanding at December 31, 2025 and December 31, 2024	3,001	3,001
Additional paid in capital	3,513,577	3,502,815
Retained earnings	4,943,475	3,845,715
TOTAL STOCKHOLDERS' EQUITY	8,460,219	7,351,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,816,957	$65,846,983

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	For the Year Ended December 31,
	2025	2024

REVENUES
Finance charges	$10,979,188	$10,549,453
Late charges	1,129,309	1,209,614
Origination fees	361,273	384,076

TOTAL REVENUES	12,469,770	12,143,143

OPERATING COSTS AND EXPENSES
Interest	4,106,382	4,407,653
Salaries and wages	2,206,730	2,118,609
Commissions	1,797,196	1,449,676
Provision for credit losses	1,261,034	1,254,525
Professional fees	281,944	372,162
Postage	123,324	113,529
Insurance	174,188	170,959
Other operating expenses	926,717	935,891

TOTAL COSTS AND EXPENSES	10,877,515	10,823,004

INCOME BEFORE INCOME TAXES	1,592,255	1,320,139

PROVISION FOR INCOME TAXES	378,295	340,146

NET INCOME	1,213,960	979,993

PREFERRED SHARE DIVIDENDS	(116,200)	(116,200)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,097,760	$863,793

Net income per share attributable to common stockholders
Basic	$0.37	$0.29
Diluted	$0.29	$0.24

Weighted average common shares outstanding
Basic	3,001,216	2,942,797
Diluted	4,192,439	4,050,262

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2023	166,000	$166	2,905,016	$2,905	$3,411,851	$2,981,922	$6,396,844

Options issued for services	—	—	—	—	14,100	—	14,100
Common stock issued in exchange for notes payable	—	—	96,200	96	76,864	—	76,960
Dividends paid on Series A convertible preferred stock	—	—	—	—	—	(116,200)	(116,200)
Net income	—	—	—	—	—	979,993	979,993
BALANCE AT DECEMBER 31, 2024	166,000	$166	3,001,216	$3,001	$3,502,815	$3,845,715	$7,351,697

Stock compensation	—	—	—	—	12,975	—	12,975
Treasury stock	—	—	—	—	(2,213)	—	(2,213)
Dividends paid on Series A convertible preferred stock	—	—	—	—	—	(116,200)	(116,200)
Net income	—	—	—	—	—	1,213,960	1,213,960
BALANCE AT DECEMBER 31, 2025	166,000	$166	3,001,216	$3,001	$3,513,577	$4,943,475	$8,460,219

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	For the Year Ended December 31,
	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$1,213,960	$979,993
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	46,501	40,477
Amortization of right to use asset - operating lease	51,296	113,056
Amortization of finance lease asset	13,256	13,256
Provision for credit losses	1,261,034	1,254,525
Amortization of loan origination fees	32,529	1,576
Stock compensation	12,975	14,100
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	53,813	(107,205)
(Increase)/Decrease in deferred tax asset, net	(70,000)	(114,000)
Increase/(Decrease) in drafts payable	6,749	(600,549)
Increase/(Decrease) in accrued expenses and other current liabilities	312,781	360,179
Increase/(Decrease) in operating lease liability	(51,295)	(113,057)
Net cash provided by operating activities	2,883,599	1,842,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(10,032,432)	(4,372,383)
Payments made on cash surrender value of life insurance	(60,537)	(51,279)
Sale of property and equipment	5,500	19,571
Purchases of property and equipment	(33,416)	(71,727)
Net cash used in investing activities	(10,120,885)	(4,475,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	168,748	159,878
Proceeds of line of credit, net of repayments	7,984,480	(1,160,223)
Proceeds (Repayments) from loan on cash surrender value of life insurance	(151,583)	641,934
Proceeds from notes payable	720,682	2,269,440
Repayment of notes payable	(887,254)	(131,500)
Proceeds from notes payable - stockholders and related parties	79,460	1,028,000
Repayment of notes payable - stockholders and related parties	(490,000)	(10,000)
Repayment of finance lease obligation	(13,875)	(13,166)
Proceeds of other loans	—	43,000
Repayment of other loans	(45,705)	(121,219)
Purchases of treasury stock	(2,213)	—
Dividends paid on Series A Convertible Preferred Stock	(116,200)	(116,200)
Net cash provided by financing activities	7,246,540	2,589,944

NET CHANGE IN CASH	9,254	(43,523)

CASH AT THE BEGINNING OF THE PERIOD	1,716	45,239

CASH AT THE END OF THE PERIOD	$10,970	$1,716

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$371,493	$383,842
Interest paid	$4,096,339	$4,448,909
NON-CASH INVESTING AND FINANCING TRANSACTION:
Operating lease assets obtained in exchange for lease liabilities	$—	$235,335
Common stock issued in exchange for notes payable	$—	$76,960

See accompanying notes to the consolidated financial statements

Standard Premium Finance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFX” or the “Holdings”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida. SPFX issued 100,000 shares of common stock to its founder with a fair value of $100 in exchange for services provided.

Standard Premium Finance Management Corporation (“SPFMC”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. SPFMC is a licensed insurance premium finance company in forty-one states. Standard Premium Finance Leasing, Inc. (“SPFL”) was incorporated on August 20, 2025, pursuant to the laws of the State of Florida, to engage principally in leasing arrangements. As of December 31, 2025, SPFL has not engaged in any material activity.

On March 22, 2017, SPFX entered into an agreement of share exchange with SPFMC and the shareholders of SPFMC common stock to facilitate the formation of SPFX that will own all of the issued and outstanding shares of SPFMC. The shareholders of SPFMC agreed to exchange SPFMC common stock for newly issued shares of SPFX common stock. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of SPFX with SPFMC as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the Company. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

The accompanying consolidated financial statements include the accounts of SPFX and its wholly-owned subsidiaries SPFMC and SPFL. SPFX and its subsidiaries are collectively referred to as (“the Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012. The Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act and, accordingly, the Company adopts new or revised accounting standards on the effective dates applicable to public business entities.

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

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management evaluated ASC 606 and determined that it is not applicable to the Company’s revenue streams. However, the Company follows ASC 835, Interest, and ASC 310, Receivables, to recognize its finance charge, late charge, and origination fee revenue as these revenue streams are exempt from ASC 606.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Cash, Cash Equivalents, and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company had $7,815 and $0 in a money market account at December 31, 2025 and 2024, respectively.

The Company experienced a cash overdraft of $497,169 and $328,421 in its group of bank accounts at its primary lender as of December 31, 2025 and 2024, respectively. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

Balance sheet presentation and netting policy

Cash overdrafts are presented as “Cash overdraft” within current liabilities in the consolidated balance sheets. The Company does not net cash overdraft balances against cash and cash equivalents.

Statement of cash flows classification

In the consolidated statements of cash flows, changes in cash overdrafts are presented as “Cash overdraft” within financing activities because the cash overdrafts are funded daily through draws on the Company’s line of credit and therefore represent a form of short-term financing.

Consistency

The Company’s presentation and classification policy for cash overdrafts has been applied consistently for all periods presented.

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from three to eleven monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of December 31, 2025 and 2024, the portfolio has an amortized cost basis of $76,630,634 and $67,173,975, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to the power of attorney contained in the finance contract. As of December 31, 2025 and 2024, the amount of unearned premium on open and cancelled contracts approximated $105,300,000 and $94,200,000, respectively. The annual percentage interest rates on new contracts averaged approximately 17.9% and 17.8% during the years ended December 31, 2025 and 2024, respectively.

Allowance for Credit Losses

In developing a measurement of credit loss, institutions are required to segment financial assets into pools that share similar risk characteristics. The Company uses ARCSys, a third-party SaaS platform, to support its allowance for credit losses (ACL) estimation process under ASC 326, “Financial Instruments – Credit Losses”. Management remains responsible for the selection of methodologies, key assumptions, and the resulting ACL. Management, leveraging the third-party ARCSys platform, performs its own analysis each reporting period to assist with the determination process of how financial assets should be segregated by risk. Based on this internal risk analysis performed on the Company’s historical datasets, assets are designated into asset classes based on asset codes and other credit quality indicators to provide structure based on similar risk characteristics or areas of risk concentration. Management, with support from the ARCSys segmentation module, updated its allowance estimation model by including portfolio segmentation and the application of a separate methodology for each portfolio segment. The Company classifies its portfolio into two primary segments: (1) Due from Insured and (2) Due from Insurance Carrier. The segmentation is based on the respective payment and risk characteristics of each portfolio segment. The Company develops a systematic and repeatable methodology to determine its allowance for credit losses at the portfolio segment level.

The Company utilized the ARCSys Vintage PD/LGD model, as defined below, for determining expected future credit losses for the Due from Insured portfolio segment. PD is a measure of the likelihood that a borrower will default on an asset or other financial obligation over the contractual life of the loan. Default refers to the failure by the borrower to make scheduled payments. Defaults are tracked historically by the percentage of assets in default to assets remaining in the pool by vintage cohort based on month after origination. Additionally, Loss Given Default (LGD) is a measure of the expected loss on a loan or asset in the event of default by the borrower. The expectation of future defaults and loss given default are used as the basis for the allowance for credit losses on each asset by segment. The asset-level allowances for credit losses are then aggregated by asset segment for reporting purposes within the ARCSys Disclosure modules.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

The Company utilized the ARCSys Individual Asset DCF (Discounted Cash Flow) module, as defined below, for determining expected future credit losses for the Due from Insurance Carrier portfolio segment. In the ARCSys DCF model, projected cash flows by asset are adjusted for expected losses, prepayments, and amortization, and are discounted to their present value using the effective interest rate. The effective interest rate used in the DCF model is based on the stated rate that is adjusted for deferred fees and costs, and premiums and discounts. The technique considers future cash flows, adjusted for potential default and prepayment activity, based on the Company's own historical experience stored within the ARCSys data warehouse. The difference between the discounted cash flow and the current amortized cost basis of the asset represents the allowance for credit losses . These asset-level allowances for credit losses are then aggregated for reporting purposes at the segment level. The ARCSys platform captures the unique cash flow profile of each segment over the remaining contractual term, consistent with the "Life of Loan" concept required by ASC 326.

Reasonable and Supportable Forecasting

When estimating credit losses, management considers the need to adjust historical segment loss, default, or prepayment information to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated and utilized in the model.

The Company has established a 12-month reasonable and supportable forecast period. Management utilizes the ARCSys Q-Factor and Forecasting module, which allows management to evaluate appropriate macroeconomic variables and environmental factors, and incorporate them into the estimation engine. For the remaining life of the assets beyond the forecast period, management incorporates a transition to historical loss experience (reversion).

Off-Balance Sheet Credit Exposures

In accordance with ASC 326, management has evaluated the portfolio for off-balance sheet credit exposures. Due to the specific nature of the Company’s current financial assets, there are no applicable off-balance sheet exposures (such as unfunded commitments or lines of credit) that are not unconditionally cancellable. Consequently, no separate allowance for off-balance sheet credit losses is required at this time.

Qualitative Adjustments and Environmental Factors

The adjustments to historical loss information may be qualitative in nature and should reflect changes related to relevant data which reflect differences in current asset-specific risk characteristics, such as differences in underwriting standards, portfolio mix, or asset term within a segment at the reporting date.

Management utilizes the ARCSys "Environmental Factor" framework to document and quantify adjustments for:

•	Nature and volume of the Company’s financial assets.
•	The volume, trend, and severity of past-due financial assets, nonaccrual assets, and internal risk rating migrations, work-outs and restructurings.
•	Changes to the underlying value or liquidity of collateral on financial assets.
•	Management’s lending policies and procedures, including changes in underwriting standards, collections, write-offs and recovery practices.
•	The quality of the credit review system.
•	The experience, ability, and depth of lending, investment, and collections management, as well as other relevant staff.
•	The effect of other external factors, such as competition and regulatory, legal, and technological environments.
•	Actual and expected changes in the general market condition of either the geographical area or industry in which the Company has exposure.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

•	Actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect collectability of financial assets, including unemployment rates and GDP forecasts.
•	Additionally, concentration of credit and external factors such as competition, legal, and regulatory requirements are also assessed to refine the overall estimate of expected credit losses.

Governance and Finalization

To ensure the integrity of the financial reporting process, the Company maintains strict governance controls over the allowance for credit losses calculation. At the end of each reporting period, once management has reviewed and approved the final calculation, the period is finalized within the ARCSys platform. Following this approval, the period is locked; no further edits or modifications can be made to the methodology, data, or qualitative factors for that specific period, supporting a robust audit trail and consistency for external reporting.

This comprehensive approach, supported by the ARCSys audit trail and governance controls, is intended to help ensure that the allowance for credit losses reflects management's best judgment of future losses based on reasonable and supportable forecasts.

Allowance for Amounts Due from Agents

Management separately forms an estimate for the allowance for credit losses for amounts due from agents. The Company estimates expected credit losses in accordance with ASC 326 using a historical loss rate methodology applied to pooled receivables that share similar risk characteristics. For this analysis, management considers historical loss information, updated for current conditions and reasonable and supportable forecasts that affect the expected collectability of the amortized cost basis pool. Historical loss rates are adjusted through qualitative factors to reflect current economic conditions and forward-looking information over a reasonable and supportable forecast period. Given the short-term nature of agent receivables, historical loss experience, as adjusted for current conditions, is considered a reasonable basis for estimating expected credit losses.

The Company utilizes CreditSafe, a credit quality reporting agency, to monitor agents for forecasts of credit risk. Credit quality information obtained from CreditSafe is considered in management’s qualitative assessment of collectability. As of December 31, 2025 and 2024, the Company did not expect any material degradation to the credit quality of the agents it currently underwrites or anticipates underwriting in a way that would affect the allowance for credit losses. Since agent balances are constantly fluctuating through the normal course of business, the Company utilizes agent inactivity, defined as a minimum of three months without a change in balance, as a key factor when determining the allowance for credit losses. Receivables from inactive agents are considered to present a higher risk of credit loss and are evaluated accordingly within the allowance analysis.

The Company writes off receivables when they are deemed uncollectible based on specific facts and circumstances, including the agent’s financial condition and collection efforts. Recoveries of amounts previously written off are recorded when received.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in valuation of deferred tax assets, allowance for credit losses, and valuation of stock-based compensation.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and equipment 5 - 7 years

Computer equipment and software 3 - 5 years

Leasehold improvements 10 years

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks, which are insured by the Federal Deposit Insurance Corporation up to $250,000, and one money market account in a brokerage account, which is not insured. Uninsured balances are $7,815 and $94,291 at December 31, 2025 and 2024, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	December 31, 2025	December 31, 2024
Uninsured Balance	$7,815	$94,291
Plus: Insured balances	196,913	250,000
Plus: Balances at other institutions that do not exceed FDIC limit	3,155	1,716
Plus: Cash overdraft	497,169	328,421
Less: Outstanding checks	(694,082)	(672,712)

Cash per Consolidated Balance Sheet	$10,970	$1,716

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 62% and 66% of the Company’s business activity is with customers located in Florida for 2025 and 2024, respectively. Approximately 8% and 10% of the Company’s business activity is with customers located in Georgia for 2025 and 2024, respectively. There were no other significant regional, industrial or group concentrations during the years ended December 31, 2025 and 2024.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The gross cash surrender value relative to the policy in place at December 31, 2025 and 2024, was $766,130 and $705,593, respectively. In March 2024, the Company executed a $641,934 loan against the life insurance policy. Any death benefit received would first be reduced by the outstanding loan amount at the time of death. In October 2025, the Company repaid $156,402 of the loan. The remaining loan accrues interest at a rate of 5.50% and has no maturity date. The Company paid interest on this loan of $33,818 and $27,884 for the years ended December 31, 2025 and 2024, respectively.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of December 31, 2025.

The Company filed consolidated tax returns for the years ended December 31, 2025 and 2024, which are subject to examination by federal and state tax jurisdictions. The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2025 and 2024.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

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

As of December 31, 2025 and 2024, the Company had potentially dilutive securities outstanding, including stock options, stock warrants, and convertible preferred stock. All outstanding stock options and warrants were fully vested as of the respective dates. The Company’s Series A Convertible Preferred Stock is convertible into common stock at 80% of the average market price over a 30-day period, at the Company’s discretion. These instruments were evaluated for dilutive effect and included in the diluted EPS calculation to the extent they were not antidilutive.

Reconciliation of Weighted-Average Shares Outstanding:

	December 31, 2025	December 31, 2024
Basic weighted-average shares outstanding	3,001,216	2,942,797
Effect of dilutive stock options (treasury stock method)	51,113	54,165
Effect of dilutive preferred stock (if-converted method)	1,140,110	1,053,300
Diluted weighted-average shares outstanding	4,192,439	4,050,262

The Company determined that all outstanding warrants as of December 31, 2025 and 2024 were antidilutive and therefore excluded them from the diluted EPS computation. No adjustments to net income were required for the diluted earnings per share calculation for the periods presented.

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

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

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

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses

Premium Finance Contracts and Related Receivable represent monthly payments due on insurance premium finance contracts. The Company finances insurance policies over periods from three to eleven months for businesses and consumers who make an initial down payment of, on average, 25 percent of the insurance policy amounts. The entire amount of the contract is recorded including amounts due for finance charges and services charges. These receivables are reported net of unearned interest for financial statements purposes. Upon cancellation of an insurance premium finance contract, the unearned premium on the contract becomes due from the insurance carrier. The Company segregates its Premium Finance Contracts Receivable into three portfolio segments for reporting and allowance calculation purposes. The segments are (1) Due from Insured, (2) Due from Insurance Carrier, and (3) Due from Agents. Amounts due from agents represent balances related to (1) an agent’s unearned commission due to a policy cancellation and (2) down payments collected by the agents on behalf of the insured, which are due to us.

At December 31, 2025 and 2024, premium finance contract and agents’ receivable consists of the following:

Description	December 31, 2025	December 31, 2024
Contracts due from insured	$69,350,806	$59,758,090
Contracts due from insurance carrier	7,279,828	7,415,885
	76,630,634	67,173,975
Amounts due from agents	1,146,494	1,059,085
Less: Unearned interest	(2,736,977)	(2,406,496)
	75,040,151	65,826,564
Less: Allowance for credit losses	(2,202,768)	(1,969,007)

Total	$72,837,383	$63,857,557

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

The allowance for credit losses at December 31, 2025 and December 31, 2024 is as follows:

	December 31, 2025	December 31, 2024
Allowance for contracts due from insured	$1,268,799	$1,099,338
Allowance for contracts due from insurance carrier	746,506	692,066
Allowance for amounts due from agents	187,463	177,603

Total allowance for credit losses	$2,202,768	$1,969,007

Activity in the allowance for credit losses for the years ended December 31, 2025 and 2024, is as follows:

	December 31, 2025	December 31, 2024
Balance at the beginning of the year	$1,969,007	$1,501,593
Current year provision	2,115,000	1,846,860
Write-offs charged against the allowance	(2,211,812)	(1,726,907)
Recoveries of amounts previously charged off	330,573	347,461

Balance at end of the year	$2,202,768	$1,969,007

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

	December 31, 2025	December 31, 2024
Current year provision	$2,115,000	$1,846,860
Less: Contra-revenue	(853,966)	(592,335)
Provision for credit losses	$1,261,034	$1,254,525

The aging analyses of past-due contract receivables as of December 31, 2025 and December 31, 2024 are as follows:

As of December 31, 2025	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$121,417	$21,018	$4,230	$15,145	$161,810	$69,188,996	$69,350,806
Due from insurance carrier	631,883	635,401	568,894	2,497,849	4,334,027	2,945,801	7,279,828
Total	$753,300	$656,419	$573,124	$2,512,994	$4,495,837	$72,134,797	$76,630,634

As of December 31, 2024	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$113,024	$100,104	$5,186	$12,403	$230,717	$59,527,373	$59,758,090
Due from insurance carrier	446,035	400,021	302,676	2,387,638	3,536,370	3,879,515	7,415,885
Total	$559,059	$500,125	$307,862	$2,400,041	$3,767,087	$63,406,888	$67,173,975

Inactive agent receivables are defined as agent receivables that have not changed in at least three months, which pose a greater risk of credit losses. Agent inactivity is used by management as a credit quality indicator in evaluating receivables. The analysis of active and inactive agents as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025	December 31, 2024
Receivables from active agents	$997,452	$882,890
Receivables from inactive agents	149,042	176,195
Total	$1,146,494	$1,059,085

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

4. Property and Equipment, Net

At December 31, 2025 and 2024, the Company’s property and equipment consists of the following:

	December 31, 2025	December 31, 2024

Computer Software	$25,857	$25,857
Automobile	173,379	166,749
Furniture & Fixtures	17,773	17,773
Leasehold Improvements	116,811	116,811
Computer Equipment	54,821	52,535
Property and equipment, gross	388,641	379,725
Accumulated depreciation	(273,047)	(245,546)
Property and equipment, net	$115,594	$134,179

The Company recorded depreciation expense in other operating expenses of $46,501 and $40,477, for the years ended December 31, 2025 and 2024, respectively.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company used its incremental borrowing rate of 5.25% for all operating leases as of December 31, 2025 and 2024. In March 2024, the Company renewed its office lease with Marlenko Acquisitions, LLC. The new two-year lease is identical to the previous lease and expires on February 28, 2026 with a one-year option to renew. The right-of-use asset and operating lease liability at the execution of this lease totaled $235,335.

Office lease – On March 1, 2024, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,048 per month and expires in February 2026, including the renewal option (see Note 15).

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

Hardware lease – On September 30, 2022, the Company entered into a three-year lease for computer hardware. The lease has no renewal option. The lease is $664 per month and expired in September 2025 and continued on a month-to-month rental basis. The right-of-use asset and operating lease liability at the execution of this lease totaled $22,059.

Server lease – On December 7, 2021, the Company entered into a five-year lease for a computer server. The lease contains a bargain purchase option, which the Company intends to exercise. The Company recorded this lease as a finance lease. The lease payments are $1,249 per month through December 2026.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

5. Leases (Continued)

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	December 31, 2025	December 31, 2024

Right-of-use assets	Operating lease assets	$151,823	$203,119
Server lease	Finance lease assets	12,152	25,408
Total lease assets		$163,975	$228,527

Current operating lease liability	Current operating lease liabilities	$107,326	$114,230
Non-current operating lease liability	Long-term operating lease liabilities	44,497	88,888
Total operating lease liabilities		$151,823	$203,118

Current finance lease liability	Current finance lease liabilities	$13,518	$13,875
Non-current finance lease liability	Long-term finance lease liabilities	—	13,518
Total finance lease liabilities		$13,518	$27,393

Maturities of lease liabilities as of December 31, 2025 were as follows:

2026	$119,801
2027	36,287
2028	17,137
Total lease payments	173,225
Less: imputed interest	(7,884)
Present value of lease liabilities	$165,341

The weighted-average remaining lease term was 1.69 years and 1.96 years as of December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025 and 2024, the total operating lease costs was $114,959 and $123,814, respectively. As of December 31, 2025 and 2024, operating lease payments include $84,586 and $95,746, respectively, of cost related to options to extend lease terms that are reasonably certain of being exercised.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date on insurance premium finance contracts received by the Company prior to the reporting date. As of December 31, 2025 and 2024, the draft payable balances are $2,074,866 and $2,080,810, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

7. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension. In June 2025, the Company increased its line of credit with FHB from $45,000,000 to $50,000,000. In September 2025, the Company renewed its line of credit agreement with FHB until September 25, 2028. This renewal also increased the commitment amount from $50,000,000 to $75,000,000, lowered the interest rate margin from 2.55-2.96% to 2.10%, and syndicated the line of credit between two additional lenders, Flagstar Bank and Cadence Bank. The Company is unaffected operationally by the additional lenders as First Horizon Bank acts as the agent for the other lenders in the syndicated loan agreement. The Company recorded $373,011 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at December 31, 2025.

At December 31, 2025 and 2024, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO. The line of credit bears interest at 30-Day SOFR plus 2.10% per annum (5.97% and 7.30% at December 31, 2025 and 2024, respectively). As of December 31, 2025 and 2024, the amount of principal outstanding on the line of credit was $49,575,004 and $41,217,513, respectively, and is reported on the consolidated balance sheet net of $341,927 and $1,445, respectively, of unamortized loan origination fees. Interest expense on this line of credit for the years ended December 31, 2025 and 2024 totaled approximately $3,071,000 and $3,556,000, respectively. The Company recorded amortized loan origination fee for the years ended December 31, 2025 and 2024 of $32,529 and $1,576, respectively. For the years ended December 31, 2025 and 2024, the Company paid a fee based on the unused portion of the line of credit totaling $29,254 and $4,093, respectively, which is included in interest expense. The Company had availability on this line of credit of $6,893,451 as of December 31, 2025.

The Company’s agreements with FHB contain certain financial covenants and restrictions. Under these restrictions, all the Company’s assets are pledged to secure the line of credit, the Company must maintain certain financial ratios such as an adjusted tangible net worth ratio, interest coverage ratio and adjusted leverage ratio. The loan agreement also provides for certain covenants such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. Management believes it was in compliance with the applicable debt covenants as of December 31, 2025 and December 31, 2024.

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. This loan was fully repaid in April 2025. For the years ended December 31, 2025 and 2024, the Company paid interest on this loan of $66 and $829, respectively, which is included in interest expense.

On April 12, 2024, the Company entered into a $43,700 loan agreement with American Express. This loan was fully repaid in April 2025 and contained a 10.89% fixed interest rate and monthly principal and interest payments of $3,860 beginning in May 2024. For the years ended December 31, 2025 and 2024, the Company paid interest on this loan of $874 and $2,448, respectively, which is included in interest expense.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

9. Notes Payable

At December 31, 2025 and 2024, the balances of long-term unsecured notes to unrelated parties are as follows:

	December 31, 2025	December 31, 2024
Total notes payable - Others	$8,826,925	$8,993,497
Less current maturities	(2,524,799)	(3,616,940)

Long-term maturities	$6,302,126	$5,376,557

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$2,524,799	$3,616,940
2 years	1,201,887	1,685,157
3 years	2,971,750	802,500
4 years	1,866,000	2,187,900
5 years and beyond	262,489	701,000

	$8,826,925	$8,993,497

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2031. The maturity date of these notes automatically extends for periods of three months to six years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Notes totaling $2,832,726 and $1,029,750 were rolled over during the years ended December 31, 2025 and 2024, respectively. Interest expense on the notes totaled approximately $680,000 and $596,000 during the year ended December 31, 2025 and 2024, respectively. The Company received proceeds on these notes of $720,682 and $2,269,440 for the years ended December 31, 2025 and 2024, respectively. The Company repaid principal on these notes of $887,254 and $131,500 for the years ended December 31, 2025 and 2024, respectively. In August 2024, the Company exchanged, in a cashless transaction, $10,000 of these notes for 12,500 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

10. Notes Payable – Stockholders and Related Parties

At December 31, 2025 and 2024, the balances of long-term notes payable to stockholders and related parties are as follows:

	December 31, 2025	December 31, 2024
Total notes payable - Related parties	$2,628,500	$3,039,040
Less current maturities	(1,185,000)	(376,000)

Long-term maturities	$1,443,500	$2,663,040

Scheduled future maturities of notes payable are as follows:

Maturities due within:
1 year	$1,185,000	$376,000
2 years	330,000	1,255,000
3 years	817,500	120,000
4 years	216,000	1,288,040
5 years	80,000	—

	$2,628,500	$3,039,040

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through February 28, 2030. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Notes totaling $506,000 and $278,040 were rolled over during the years ended December 31, 2025 and 2024, respectively. Interest expense on the notes totaled approximately $231,000 and $211,000 during the years ended December 31, 2025 and 2024, respectively. The Company received proceeds on these notes of $79,460 and $1,028,000 for the years ended December 31, 2025 and 2024, respectively. The Company repaid principal on these notes of $490,000 and $10,000 for the years ended December 31, 2025 and 2024, respectively. In August 2024, the Company exchanged, in a cashless transaction, $66,960 of these notes for 83,700 shares of common stock at a price of $0.80 per share from the exercise of previously vested incentive stock options by an employee. There were no gains or losses on this exchange.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

11. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2025 and 2024, consisted of the following:

	For the Year Ended December 31,
	2025	2024
Current	$448,295	$353,047
Deferred	(70,000)	(12,901)
Change in valuation allowance	—	—

Provision for income taxes	$378,295	$340,146

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2025	2024
Income tax benefit at US statutory rate of 21%	21.00%	21.00%
Income tax benefit–state, net of federal tax benefit	4.27%	4.81%
Non-deductible expense	0.81%	-0.98%
Change in temporary differences	-2.32%	1.01%
Change in valuation allowance	0.00%	0.00%

Income tax expense	23.76%	25.84%

The primary components of the Company’s December 31, 2024 and 2023 deferred tax assets and related valuation allowances are as follows:

	2025	2024
Deferred tax assets:
Allowance for uncollectible	$519,575	$454,577
Stock compensation	35,255	27,647
Book to tax depreciation	20,170	22,776
Gross deferred tax assets	575,000	505,000
Valuation allowance	—	—

Net deferred tax assets	$575,000	$505,000

In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deductible temporary differences become available. In making this assessment, management considered, among other things, projected future taxable income, the reversal of existing taxable temporary differences, and available tax planning strategies. Based on this evaluation, management concluded that it is more likely than not that the Company’s deferred tax assets will be realized; accordingly, no valuation allowance has been recorded.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

12. Equity

Preferred Stock

As of December 31, 2025 and 2024, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible preferred stock. As of each of December 31, 2025 and 2024, there were 166,000 shares of Series A convertible preferred stock issued and outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of December 31, 2025, the total liquidation preference on the preferred stock is $1,776,200. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A convertible preferred stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the years ended December 31, 2025 and 2024, the Board of Directors has declared and paid dividends on the preferred stock of $116,200 and $116,200, respectively. As of each of December 31, 2025 and 2024, preferred dividends are in arrears by $29,050.

December 31, 2024 dividends in arrears were declared and paid in January 2025. December 31, 2025 dividends in arrears were declared and paid in January 2026.

Common Stock

As of both December 31, 2025 and 2024, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 3,001,216 shares were issued and outstanding.

In August 2024, the Company exchanged $10,000 of notes payable and $66,960 of notes payable – related parties for 96,200 shares of common stock at a price of $0.80 per share from the exercise of incentive stock options by two employees.

In December 2025, the Company repurchased 1,186 shares of its common stock on the open market at an average share price of $1.87. At December 31, 2025, the shares were held in treasury to be retired. In January 2026, the 1,186 shares were retired.

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Corporation’s common stock. The following table summarizes information about employee stock options outstanding at December 31, 2025:

Outstanding Options			Vested Options
Number Outstanding at December 31, 2025	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable at December 31, 2025	Weighted Average Remaining Term	Weighted Average Exercise Price
91,200	5.16	$0.80	91,200	5.16	$0.80
10,000	7.50	4.50	10,000	7.50	4.50
10,000	2.50	4.95	10,000	2.50	4.95
111,200	4.13 years	$1.51	111,200	4.13 years	$1.51

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

12. Equity (Continued)

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2023	207,400	$0.80	6.15 years	—
Issued	—	—	—	—
Exercised	96,200	$0.80	5.42 years	$76,960
Outstanding at December 31, 2024	111,200	$1.51	5.13 years	$98,496
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2025	111,200	$1.51	4.13 years	$118,560
Exercisable at December 31, 2025	111,200	$1.51	4.13 years	$118,560

In August 2024, the Company exchanged $10,000 of notes payable and $66,960 of notes payable – related parties for 96,200 shares of common stock at a price of $0.80 per share from the exercise of incentive stock options by two employees. During the years ended December 31, 2025 and 2024, the Company recognized $0 and $14,100, respectively, of stock option expense.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $2.10 and $1.88 per share on December 31, 2025 and 2024, respectively.

Stock Warrants

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2023	1,035,000	$7.09	1.6 years	$355,600
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2024	1,035,000	$7.09	0.6 years	—
Issued	—	—	—	—
Expired	(800,000)	$8.00	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2025	235,000	$4.00	0.7 years	—
Exercisable at December 31, 2025	235,000	$4.00	0.7 years	—

The warrants vested immediately. During the years ended December 31, 2025 and 2024, the Company recognized no stock warrant expense.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $2.10 and $1.88 per share on December 31, 2025 and 2024, respectively.

13. Employee Benefit Plan

The Company maintains a qualified retirement profit sharing plan and a 401(k) retirement plan, which covers substantially all employees. Employees ratably vest in the plan over six years and the Company’s contributions to the profit sharing plan are discretionary. The Company matches a portion of employee contributions to the 401(k) plan. Total 401(k) matching and profit-sharing plan contributions of $60,687 and $62,172 were made for the years ended December 31, 2025 and 2024, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

14. Executive Compensation Agreements

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

The performance-based RSU grant consisted of 37,500 units in total, with a grant-date fair value of $71,250, which vested on December 31, 2025, contingent upon the achievement of specified performance targets. The Company determined that 4,668 of these RSUs are probable of vesting and recognized compensation expense for those units on a straight-line basis over the nine-month service period from April 1, 2025 through December 31, 2025.

The time-based RSU grant consisted of 10,000 units, which vest in five equal annual installments of 2,000 RSUs each on December 31 of each year from 2025 through 2029. The aggregate grant-date fair value of the time-based RSUs was $19,000. The Company is recognizing compensation expense for these RSUs on a straight-line basis over the 57-month vesting period beginning April 1, 2025.

For the years ended December 31, 2025 and 2024, the Company recognized $12,975 and $0 of stock-based compensation expense related to RSUs, respectively.

As of December 31, 2025, the Company had a total of $16,000 of unrecognized compensation expense related to RSUs related to the time-based RSUs, which is being recognized on a straight-line basis over the remaining 51-month vesting period ending December 31, 2029.

In addition, the Company has not recognized any compensation expense for 32,832 performance-based RSUs with a grant-date fair value of approximately $61,000, as the related performance conditions were not considered probable of achievement as of December 31, 2025.

Cash Performance Awards

The March 31, 2025 employment agreements with the Company’s CEO and CFO also include cash performance awards payable on December 31, 2025, contingent upon the achievement of certain financial and operational performance targets. As of December 31, 2025, the Company determined that a portion of the performance conditions were probable to be met and recognized $164,000 of compensation expense during the year ended December 31, 2025. The maximum potential combined payout under these awards is $450,000.

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

Notes Payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of December 31, 2025 and 2024, the amounts advanced were $2,628,500 and $3,039,040, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025

16. Commitments and Contingencies

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

17. Segment Reporting

The Company is engaged in a single line of business as an insurance premium finance company, providing loans to customers for the purchase of insurance. The Chief Executive Officer and Chief Financial Officer together function as the chief operating decision maker (“CODM”). The CODM evaluates performance and allocates resources based on consolidated net income (as presented in the consolidated statements of operations). The CODM also monitors liquidity measures such as borrowing capacity under the line of credit and prevailing interest rates. The Company has one operating segment and one reportable segment.

Substantially all of the Company’s revenues are derived from finance charges, late charges and origination fees on premium finance loans. Substantially all revenues are generated from customers located in the United States, and substantially all long-lived assets are located in the United States. No individual external customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2025 and 2024. Information regarding geographic concentrations by state is included in Note 2.

18. Subsequent Events

In January 2026, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

In January 2026, the Company retired 1,186 shares of common stock that were held in treasury.

In February 2026, the Company issued $10,000 of notes payable and repaid $60,000 of notes payable – stockholders and related parties.

