Form 10-Q
period 2026-03-31
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2026-05-11
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

There were 2,930,698 shares of common stock issued and outstanding as of May 11, 2026.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, our potential future business acquisitions, future economic performance, operating income and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan,” “would,” “could,” “can,” “may,” and similar terms. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 20, 2026. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED
MARCH 31, 2026

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2026 (unaudited) and December 31, 2025

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,609	$10,970
Premium finance contracts and related receivable, net of allowance for credit losses of $2,355,793 and $2,202,768 at March 31, 2026 and December 31, 2025, respectively	79,265,444	72,837,383
Prepaid expenses and other current assets	1,672,112	347,905
TOTAL CURRENT ASSETS	80,948,165	73,196,258

Property and equipment, net	135,801	115,594
Operating lease assets	127,281	151,823
Finance lease assets	8,838	12,152

OTHER ASSETS
Cash surrender value of life insurance	774,706	766,130
Deferred tax asset	599,000	575,000
TOTAL OTHER ASSETS	1,373,706	1,341,130

TOTAL ASSETS	$82,593,791	$74,816,957

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$510,552	$497,169
Line of credit, net	54,026,565	49,233,077
Drafts payable	4,473,397	2,074,866
Note payable - current portion	859,000	2,524,799
Note payable - stockholders and related parties - current portion	1,185,000	1,185,000
Operating lease obligation - current portion	94,825	107,326
Finance lease obligation - current portion	9,934	13,518
Accrued expenses and other current liabilities	2,841,010	2,436,432
TOTAL CURRENT LIABILITIES	64,000,283	58,072,187

LONG-TERM LIABILITIES
Note payable, net of current portion	7,977,925	6,302,126
Note payable - stockholders and related parties, net of current portion	1,383,500	1,443,500
Life insurance policy loan	494,392	494,428
Operating lease obligation, net of current portion	32,456	44,497
TOTAL LONG-TERM LIABILITIES	9,888,273	8,284,551

TOTAL LIABILITIES	73,888,556	66,356,738

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at March 31, 2026 and December 31, 2025	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 2,940,030 and 3,001,216 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,940	3,001
Additional paid in capital	3,514,577	3,513,577
Retained earnings	5,187,552	4,943,475
TOTAL STOCKHOLDERS' EQUITY	8,705,235	8,460,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,593,791	$74,816,957

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)

REVENUES
Finance charges	$2,920,272	$2,530,256
Late charges	294,241	275,507
Origination fees	101,856	90,370

TOTAL REVENUES	3,316,369	2,896,133

OPERATING COSTS AND EXPENSES

Interest	1,007,082	938,955
Salaries and wages	538,950	500,618
Commissions	409,254	413,542
Provision for credit losses	397,335	239,516
Professional fees	128,780	63,089
Postage	26,444	29,881
Insurance	48,261	60,042
Other operating expenses	197,744	212,457

TOTAL COSTS AND EXPENSES	2,753,850	2,458,100

INCOME BEFORE INCOME TAXES	562,519	438,033

PROVISION FOR INCOME TAXES	154,452	102,204

NET INCOME	408,067	335,829

PREFERRED SHARE DIVIDENDS	(29,050)	(29,050)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$379,017	$306,779

Net income per share attributable to common stockholders
Basic	$0.13	$0.10
Diluted	$0.10	$0.08

Weighted average common shares outstanding
Basic	2,998,802	3,001,216
Diluted	4,101,134	4,210,875

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2024	166,000	$166	3,001,216	$3,001	$3,502,815	$3,845,715	$7,351,697

Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	335,829	335,829
BALANCE AT MARCH 31, 2025 (unaudited)	166,000	$166	3,001,216	$3,001	$3,502,815	$4,152,494	$7,658,476

	Series A Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2025	166,000	$166	3,001,216	$3,001	$3,513,577	$4,943,475	$8,460,219

Stock compensation	—	—	—	—	1,000	—	1,000
Retirement of treasury stock	—	—	(1,186)	(1)	—	—	(1)
Retirement of repurchased common stock	—	—	(60,000)	(60)	—	(134,940)	(135,000)
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	408,067	408,067
BALANCE AT MARCH 31, 2026 (unaudited)	166,000	$166	2,940,030	$2,940	$3,514,577	$5,187,552	$8,705,235

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$408,067	$335,829
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Depreciation	8,130	9,781
Amortization of right to use asset - operating lease	24,542	28,545
Amortization of finance lease asset	3,314	3,314
Provision for credit losses	397,335	239,516
Amortization of loan origination fees	31,084	394
Stock compensation	1,000	—
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	(1,324,207)	(29,835)
(Increase)/Decrease in deferred tax asset, net	(24,000)	(7,000)
Increase/(Decrease) in drafts payable	2,398,531	1,633,628
Increase/(Decrease) in accrued expenses and other current liabilities	404,578	111,263
Increase/(Decrease) in operating lease liability	(24,542)	(28,544)
Net cash provided by operating activities	2,303,832	2,296,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(6,825,396)	(2,084,497)
Payments made on cash surrender value of life insurance	(8,576)	(9,469)
Purchases of property and equipment	(28,337)	(887)
Net cash used in investing activities	(6,862,309)	(2,094,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	13,383	(158,119)
Proceeds (Repayments) of line of credit	4,762,404	(89,928)
Proceeds (Repayments) from loan on cash surrender value of life insurance	(36)	1,885
Proceeds from notes payable	10,000	220,750
Repayment of notes payable	—	(119,000)
Proceeds from notes payable - stockholders and related parties	—	10,000
Repayments of notes payable - stockholders and related parties	(60,000)	—
Repayment of finance lease obligation	(3,584)	(3,402)
Repurchase of common stock	(135,001)	—
Repayment of other loans	—	(34,269)
Dividends paid on Series A Convertible Preferred Stock	(29,050)	(29,050)
Net cash provided by/(used in) financing activities	4,558,116	(201,133)

NET CHANGE IN CASH	(361)	905

CASH AT THE BEGINNING OF THE PERIOD	10,970	1,716

CASH AT THE END OF THE PERIOD	$10,609	$2,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$55,266	$—
Interest paid	$994,368	$957,201

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Condensed Notes to Consolidated Financial Statements

March 31, 2026

(unaudited)

1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFX” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.

Standard Premium Finance Management Corporation (“SPFMC”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. SPFMC is a licensed insurance premium finance company in thirty-nine states. Standard Premium Finance Leasing, Inc. (“SPFL”) was incorporated on August 20, 2025, pursuant to the laws of the State of Florida, to engage principally in leasing arrangements. As of March 31, 2026, SPFL has not engaged in any material activity.

The accompanying consolidated financial statements include the accounts of SPFX and its wholly-owned subsidiaries SPFMC and SPFL. SPFX and its subsidiaries are collectively referred to as (“the Company”). All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements (unaudited), which include the accounts of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2025.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements of Standard Premium Finance Holdings, Inc. and its wholly-owned subsidiaries for the fiscal year ended December 31, 2025, have been omitted.

Cash and Cash Equivalents and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company had $7,815 and $7,815 in a money market account at March 31, 2026 and December 31, 2025, respectively.

The Company experienced a cash overdraft of $510,552 and $497,169 in its group of bank accounts at its primary lender as of March 31, 2026 and December 31, 2025, respectively. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

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

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from three to eleven monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of March 31, 2026 and December 31, 2025, the portfolio has an amortized cost basis of $83,272,529 and $76,630,634, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to the power of attorney contained in the finance contract. As of March 31, 2026 and December 31, 2025, the amount of unearned premium on open and cancelled contracts approximated $115,500,000 and $105,300,000, respectively. The annual percentage interest rates on new contracts averaged approximately 16.9% and 18.1% during the three months ended March 31, 2026 and 2025, respectively.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

The Company utilized the ARCSys Individual Asset DCF (Discounted Cash Flow) module, as defined below, for determining expected future credit losses for the Due from Insurance Carrier portfolio segment. In the ARCSys DCF model, projected cash flows by asset are adjusted for expected losses, prepayments, and amortization, and are discounted to their present value using the effective interest rate. The effective interest rate used in the DCF model is based on the stated rate that is adjusted for deferred fees and costs, and premiums and discounts. The technique considers future cash flows, adjusted for potential default and prepayment activity, based on the Company's own historical experience stored within the ARCSys data warehouse. The difference between the discounted cash flow and the current amortized cost basis of the asset represents the allowance for credit losses. These asset-level allowances for credit losses are then aggregated for reporting purposes at the segment level. The ARCSys platform captures the unique cash flow profile of each segment over the remaining contractual term, consistent with the "Life of Loan" concept required by ASC 326.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

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

The Company utilizes CreditSafe, a credit quality reporting agency, to monitor agents for forecasts of credit risk. Credit quality information obtained from CreditSafe is considered in management’s qualitative assessment of collectability. As of March 31, 2026 and December 31, 2025, the Company did not expect any material degradation to the credit quality of the agents it currently underwrites or anticipates underwriting in a way that would affect the allowance for credit losses. Since agent balances are constantly fluctuating through the normal course of business, the Company utilizes agent inactivity, defined as a minimum of twelve months without a change in balance, as a key factor when determining the allowance for credit losses. Receivables from inactive agents are considered to present a higher risk of credit loss and are evaluated accordingly within the allowance analysis.

The Company writes off receivables when they are deemed uncollectible based on specific facts and circumstances, including the agent’s financial condition and collection efforts. Recoveries of amounts previously written off are recorded as increases to the allowance for credit losses when received.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks, which are insured by the Federal Deposit Insurance Corporation up to $250,000, and one money market account in a brokerage account, which is not insured. Uninsured balances are $7,815 and $7,815 at March 31, 2026 and December 31, 2025, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	March 31, 2026 (unaudited)	December 31, 2025
Uninsured balance	$7,815	$7,815
Plus: Insured balances	154,286	196,913
Plus: Balances at institutions that do not exceed FDIC limit	2,794	3,155
Plus: Cash overdraft	510,552	497,169
Less: Outstanding checks	(664,838)	(694,082)

Cash per Consolidated Balance Sheet	$10,609	$10,970

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 59% and 66% of the Company’s business activity is with customers located in Florida for 2026 and 2025, respectively. There were no other significant regional, industrial or group concentrations during the three months ended March 31, 2026 and 2025.

Amortization of Line of Credit Costs

Amortization of line of credit costs is computed using the straight-line method over the life of the loan.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The gross cash surrender value relative to the policy in place at March 31, 2026 and December 31, 2025, was $774,706 and $766,130, respectively. In March 2024, the Company executed a $641,934 loan against the life insurance policy. Any death benefit received would first be reduced by the outstanding loan amount at the time of death. In October 2025, the Company repaid $156,402 of the loan. The remaining loan accrues interest at a rate of 5.50% and has no maturity date. The Company paid interest on this loan of $6,712 and $8,769 for the three months ended March 31, 2026 and 2025, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of March 31, 2026.

The Company filed consolidated tax returns for the years ended December 31, 2025 and 2024, which are subject to examination by federal and state tax jurisdictions. The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of March 31, 2026 and December 31, 2025.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic No. 718, “Stock Compensation,” which establishes the requirements for expensing equity awards. The Company measures and recognizes as compensation expense the fair value of all share-based payment awards based on estimated grant date fair values. Our stock-based compensation includes issuances made to directors, executives, employees and consultants, which includes employee stock options related to our 2019 Equity Incentive Plan and stock warrants. The determination of fair value involves a number of significant estimates. We use the Black-Scholes option pricing model to estimate the value of employee stock options and stock warrants, which requires a number of assumptions to determine the model inputs. These

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

include the expected volatility of our stock and employee exercise behavior which are based expectations of future developments over the term of the option.

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

As of March 31, 2026 and 2025, the Company had potentially dilutive securities outstanding, including stock options, stock warrants, and convertible preferred stock. All outstanding stock options and warrants were fully vested as of the respective dates. The Company’s Series A Convertible Preferred Stock is convertible into common stock at 80% of the average market price over a 30-day period, at the Company’s discretion. These instruments were evaluated for dilutive effect and included in the diluted EPS calculation to the extent they were not antidilutive.

Reconciliation of Weighted-Average Shares Outstanding:

	March 31, 2026 (unaudited)	March 31, 2025 (unaudited)
Basic weighted-average shares outstanding	2,998,802	3,001,216
Effect of dilutive stock options (treasury stock method)	54,352	50,441
Effect of dilutive preferred stock (if-converted method)	1,047,980	1,159,218
Diluted weighted-average shares outstanding	4,101,134	4,210,875

The Company determined that all outstanding warrants as of March 31, 2026 and 2025 were antidilutive and therefore excluded them from the diluted EPS computation. No adjustments to net income were required for the diluted earnings per share calculation for the periods presented.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses

Premium Finance Contracts and Related Receivable represent monthly payments due on insurance premium finance contracts. The Company finances insurance policies over periods from three to eleven months for businesses and consumers who make an initial down payment of, on average, 25 percent of the insurance policy amounts. The entire amount of the contract is recorded including amounts due for finance charges and services charges. These receivables are reported net of unearned interest for financial statements purposes. Upon cancellation of an insurance premium finance contract, the unearned premium on the contract becomes due from the insurance carrier. The Company segregates its Premium Finance Contracts Receivable into three segments for reporting and allowance calculation purposes. The segments are (1) Due from Insured and (2) Due from Insurance Carrier. Amounts due from agents represent balances related to (1) an agent’s unearned commission due to a policy cancellation and (2) down payments collected by the agents on behalf of the insured, which are due to us.

At March 31, 2026 and December 31, 2025, premium finance contract and agents’ receivable consists of the following:

Description	March 31, 2026	December 31, 2025
Contracts due from insured	$75,683,400	$69,350,806
Contracts due from insurance carrier	7,589,129	7,279,828
	83,272,529	76,630,634
Amounts due from agents	1,241,814	1,146,494
Less: Unearned interest	(2,893,106)	(2,736,977)
	81,621,237	75,040,151
Less: Allowance for credit losses	(2,355,793)	(2,202,768)

Total	$79,265,444	$72,837,383

The allowance for credit losses at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2026	December 31, 2025
Allowance for contracts due from insured	$1,405,080	$1,268,799
Allowance for contracts due from insurance carrier	758,250	746,506
Allowance for amounts due from agents	192,463	187,463

Total allowance for credit losses	$2,355,793	$2,202,768

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

Activity in the allowance for credit losses for the three months ended March 31, 2026 and the year ended December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Balance at the beginning of the year	$2,202,768	$1,969,007
Current year provision	595,000	2,115,000
Write-offs charged against the allowance	(468,466)	(2,211,812)
Recoveries of amounts previously charged off	26,491	330,573

Balance at end of the year	$2,355,793	$2,202,768

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

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Current additions to the allowance	$595,000	$425,000
Less: Contra-revenues	(197,665)	(185,484)
Provision for credit losses	$397,335	$239,516

The aging analyses of contract receivables as of March 31, 2026 and December 31, 2025 are as follows:

As of March 31, 2026	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$508,561	$10,087	$6,098	$7,777	$532,523	$75,150,877	$75,683,400
Due from insurance carrier	798,900	616,304	1,178,487	2,935,320	5,529,011	2,060,118	7,589,129
Total	$1,307,461	$626,391	$1,184,585	$2,943,097	$6,061,534	$77,210,995	$83,272,529

As of December 31, 2025	30–59 Days	60–89 Days	90-119 Days	120 Days	Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$121,417	$21,018	$4,230	$15,145	$161,810	$69,188,996	$69,350,806
Due from insurance carrier	631,883	635,401	568,894	2,497,849	4,334,027	2,945,801	7,279,828
Total	$753,300	$656,419	$573,124	$2,512,994	$4,495,837	$72,134,797	$76,630,634

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses (Continued)

Inactive agent receivables are defined as agent receivables that have not changed in at least three months, which pose a greater risk of credit losses. Agent inactivity is used by management as a credit quality indicator in evaluating receivables. The analysis of active and inactive agents as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Receivables from active agents	$1,189,538	$997,452
Receivables from inactive agents	52,276	149,042

Total	$1,241,814	$1,146,494

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	March 31, 2026
	(unaudited)	December 31, 2025

Computer Software	$25,857	$25,857
Automobile	199,887	173,379
Furniture & Fixtures	17,773	17,773
Leasehold Improvements	116,811	116,811
Computer Equipment	56,650	54,821
Property and equipment, gross	416,978	388,641
Accumulated depreciation	(281,177)	(273,047)
Property and equipment, net	$135,801	$115,594

The Company recorded depreciation expense in other operating expenses of $8,130 and $9,781 for the three months ended March 31, 2026 and 2025, respectively.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company used its incremental borrowing rate of 5.25% for all operating leases as of March 31, 2026 and December 31, 2025.

Office lease – On March 1, 2024, the Company entered into a two (2) year lease for an office facility located in Miami Florida with an entity controlled by our CEO and related parties. The lease has a one-time renewal option for one year which management is reasonably certain will be exercised. The lease is $7,048 per month and expires in February 2027, including the renewal option (see Note 13).

Secure facility lease – In August 2025, the Company entered into a three (3) year lease for a secure facility located in Miami, Florida. The lease has no renewal option. The lease is $1,760 per month, with payment increases of 4% annually, and expires in September 2028. The right-of-use asset and operating lease liability at the execution of this lease totaled $61,073.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

5. Leases (Continued)

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

		March 31, 2026
Leases	Classification	(unaudited)	December 31, 2025

Right-of-use assets	Operating lease assets	$127,281	$151,823
Server lease	Finance lease assets	8,838	12,152
Total lease assets		$136,119	$163,975

Current operating lease liability	Current operating lease liabilities	$94,825	$107,326
Non-current operating lease liability	Long-term operating lease liabilities	32,456	44,497
Total operating lease liabilities		$127,281	$151,823

Current finance lease liability	Current finance lease liabilities	$9,934	$13,518
Non-current finance lease liability	Long-term finance lease liabilities	—	—
Total finance lease liabilities		$9,934	$13,518

The weighted-average remaining lease term was 1.42 years and 1.69 years as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, the total lease cost was $30,173 and $34,832, respectively.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date on insurance premium finance contracts received by the Company prior to the reporting date. As of March 31, 2026 and December 31, 2025, the draft payable balances are $4,473,397 and $2,074,866, respectively.

7. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension. In June 2025, the Company increased its line of credit with FHB from $45,000,000 to $50,000,000. In September 2025, the Company

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

7. Line of Credit (Continued)

renewed its line of credit agreement with FHB until September 25, 2028. This renewal also increased the commitment amount from $50,000,000 to $75,000,000, lowered the interest rate margin from 2.55-2.96% to 2.10%, and syndicated the line of credit between two additional lenders, Flagstar Bank and Cadence Bank. The Company is unaffected operationally by the additional lenders as First Horizon Bank acts as the agent for the other lenders in the syndicated loan agreement. The Company recorded $373,011 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at March 31, 2026.

At March 31, 2026 and December 31, 2025, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO. The line of credit bears interest at 30-Day SOFR plus 2.10% per annum (5.77% and 5.97% at March 31, 2026 and December 31, 2025, respectively). As of March 31, 2026, the amount of principal outstanding on the line of credit was $54,337,407 and is reported on the consolidated balance sheet net of $310,842 of unamortized loan origination fees. As of December 31, 2025, the amount of principal outstanding on the line of credit was $49,575,004 and is reported on the consolidated balance sheet net of $341,927 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended March 31, 2026 and 2025 totaled approximately $773,000 and $696,000, respectively. The Company recorded amortized loan origination fees for the three months ended March 31, 2026 and 2025 of $31,084 and $394, respectively, which is included in interest expense. Availability on this line of credit was $5,365,235 as of March 31, 2026.

The Company’s agreements with FHB contain certain covenants and restrictions. Under these covenants and restrictions, all the Company’s assets are pledged to secure the line of credit, and the Company must maintain the following financial ratios: (1) adjusted tangible net worth ratio, (2) interest coverage ratio, (3) adjusted total balance sheet leverage ratio, and (4) cash collection ratio. The loan agreement also provides for certain other non-financial covenants, such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. Management believes it was in compliance with the applicable debt covenants as of March 31, 2026 and December 31, 2025.

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. This loan was fully repaid in April 2025. For the three months ended March 31, 2026 and 2025, the Company paid interest on this loan of $0 and $59, respectively, which is included in interest expense.

On April 12, 2024, the Company entered into a $43,700 loan agreement with American Express. This loan was fully repaid in April 2025. For the three months ended March 31, 2026 and 2025, the Company paid interest on this loan of $0 and $656, respectively, which is included in interest expense.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

9. Notes Payable

At March 31, 2026 and December 31, 2025, the balances of long-term unsecured notes to unrelated parties are as follows:

	March 31, 2026
	(unaudited)	December 31, 2025
Total notes payable - Others	$8,836,925	$8,826,925
Less current maturities	(859,000)	(2,524,799)

Long-term maturities	$7,977,925	$6,302,126

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2031. The maturity date of these notes automatically extends for periods of three months to six years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $171,000 and $170,000 for the three months ended March 31, 2026 and 2025, respectively. The Company received proceeds on these notes of $10,000 and $220,750 for the three months ended March 31, 2026 and 2025, respectively. The Company repaid principal on these notes of $0 and $119,000 for the three months ended March 31, 2026 and 2025, respectively.

10. Notes Payable – Stockholders and Related Parties

At March 31, 2026 and December 31, 2025, the balances of long-term notes payable to stockholders and related parties are as follows:

	March 31, 2026
	(unaudited)	December 31, 2025
Total notes payable - Related parties	$2,568,500	$2,628,500
Less current maturities	(1,185,000)	(1,185,000)

Long-term maturities	$1,383,500	$1,443,500

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through February 28, 2030. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $54,000 and $61,000 for the three months ended March 31, 2026 and 2025, respectively. The Company received proceeds on these notes of $0 and $10,000 for the three months ended March 31, 2026 and 2025, respectively. The Company repaid principal on these notes of $60,000 and $0 for the three months ended March 31, 2026 and 2025, respectively.

11. Equity

Preferred Stock

As of March 31, 2026, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

11. Equity (Continued)

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of March 31, 2026, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended March 31, 2026 and 2025, the Board of Directors has declared and paid dividends on the preferred stock of $29,050 and $29,050, respectively. As of March 31, 2026 and December 31, 2025, preferred dividends are in arrears by $29,050 and $29,050, respectively.

December 31, 2025 dividends in arrears were declared and paid in January 2026. March 31, 2026 dividends in arrears were declared and paid in April 2026.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,940,030 and 3,001,216 shares were issued and outstanding, respectively.

In December 2025, the Company repurchased 1,186 shares of its common stock on the open market at an average share price of $1.87. At December 31, 2025, the shares were held in treasury to be retired. In January 2026, the 1,186 shares were retired. In March 2026, the Company repurchased 60,000 shares of its common stock in private negotiations with two shareholders at an average share price of $2.25. In April 2026, the Company repurchased 16,000 shares of its common stock in private negotiations with two shareholders at an average share price of $2.25.

In April 2026, the Company issued 6,668 shares to its CEO and CFO based on the achievement of time-based and performance-based targets included in the executive compensation agreements for the year ended December 31, 2025.

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

Outstanding Options			Vested Options
Number Outstanding at March 31, 2026	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable at March 31, 2026	Weighted Average Remaining Term	Weighted Average Exercise Price
91,200	3.92	$0.80	91,200	3.92	$0.80
10,000	6.25	4.50	10,000	6.25	4.50
10,000	1.25	4.95	10,000	1.25	4.95
111,200	3.89 years	$1.51	111,200	3.89 years	$1.51

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

11. Equity (Continued)

A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2025	111,200	$1.51	4.13 years	$118,560
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2026	111,200	$1.51	3.89 years	$136,800
Exercisable at March 31, 2026	111,200	$1.51	3.89 years	$136,800

During the three months ended March 31, 2026 and 2025, the Company did not recognize stock option expense. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $2.30 and $1.90 per share on March 31, 2026 and December 31, 2025, respectively.

Stock Warrants

A summary of information regarding the stock warrants outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2025	235,000	$4.00	0.7 years	—
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2026	235,000	$4.00	0.4 years	—
Exercisable at March 31, 2026	235,000	$4.00	0.4 years	—

The warrants vested immediately. During the three months ended March 31, 2025 and 2024, the Company recognized no stock warrant expense. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $2.30 and $1.90 per share on March 31, 2026 and December 31, 2025, respectively.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

12. Executive Compensation Agreements (Continued)

In February 2026, the Company entered into additional agreements with its CEO and CFO to update the performance-based targets for the year ended December 31, 2026. For the year ended December 31, 2026, the performance-based RSU grant consisted of 37,500 units in total, with a grant-date fair value of $65,625, which vest on December 31, 2026, contingent upon the achievement of specified performance targets. For the year ended December 31, 2025, the performance-based RSU grant consisted of 37,500 units in total, with a grant-date fair value of $71,250, which vest on December 31, 2025, contingent upon the achievement of specified performance targets. As of March 31, 2026, the Company determined that none of these RSUs are probable of vesting and is not recognizing compensation expense for those units.

The time-based RSU grant from March 2025 consisted of 10,000 units, which vest in five equal annual installments of 2,000 RSUs each on December 31 of each year from 2025 through 2029. The aggregate grant-date fair value of the time-based RSUs was $19,000. The Company is recognizing compensation expense for these RSUs on a straight-line basis over the 57-month vesting period beginning April 1, 2025.

For the three months ended March 31, 2026 and 2025, the Company recognized $1,000 and $0 of stock-based compensation expense related to RSUs, respectively.

As of March 31, 2026, the Company had a total of $16,000 of unrecognized compensation expense related to RSUs related to time-based RSUs, which is being recognized on a straight-line basis over the remaining vesting period ending December 31, 2029.

In addition, the Company has not recognized any compensation expense for 37,500 performance-based RSUs with a grant-date fair value of $65,625, as the related performance conditions were not considered probable of achievement as of March 31, 2026.

Cash Performance Awards

The February 2026 employment agreements with the Company’s CEO and CFO also include cash performance awards payable on December 31, 2026, contingent upon the achievement of certain financial and operational performance targets. As of March 31, 2026, the Company determined that a portion of the performance conditions were probable of being met and recognized $2,070 of compensation expense during the three months ended March 31, 2026. The maximum potential combined payout under these awards is $460,000.

13. Related Party Transactions

The Company has engaged in transactions with related parties primarily shareholders, officers and directors and their relatives that involve financing activities and services to the Company. The following discussion summarizes its activities with related parties.

Office lease

As discussed in Note 5, the Company entered into a three-year lease for its office space in Miami, FL with an entity that is controlled by our CEO and related parties. The Company leases approximately 3,000 square feet of office space. The lease contract expires in February 2027.

Line of credit

As discussed in Note 7, the Company secured its primary financing in part through the assistance of our CEO who guaranteed the loan to the financial institution. The current line of credit with First Horizon Bank was initiated at

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements March 31, 2026 (unaudited)

13. Related Party Transactions (Continued)

$35,000,000. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. In November 2022, the Company extended the maturity of its line of credit with First Horizon Bank until November 30, 2025.

Notes payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of March 31, 2026 and December 31, 2025, the amounts advanced were $2,568,500 and $2,628,500, respectively.

14. Commitments and Contingencies

On March 31, 2025, the Company signed five-year employment agreements with its CEO and CFO, which includes performance-based cash and equity compensation. The agreements were amended in February 2026 to update performance-based targets for the year ended December 31, 2026.

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

16. Subsequent Events

In April 2026, the Company issued $150,000 of notes payable and repaid $65,000 of notes payable.

In April 2026, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

In April 2026, the Company repurchased and retired 16,000 shares of its common stock at an average share price of $2.25.

In April 2026, the Company issued 6,668 shares to its CEO and CFO based on the achievement of time-based and performance-based targets included in the executive compensation agreements for the year ended December 31, 2025.

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

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in eighteen states. Throughout 2024-2026, we have obtained additional licenses for a total of forty-three states. We intend to continue to expand our market into new states as part of our organic growth strategy. Loans originate primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 65% ($54,026,565) of its capital and total liabilities as of March 31, 2026. As of March 31, 2026, the Company’s subordinated notes payable and other loans represented approximately 14% ($11,899,817) of the Company’s capital and total liabilities, operating liabilities provide approximately 10% ($7,962,174) of the Company’s capital and total liabilities, preferred equity provides approximately 2% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common stock paid-in capital represents the remaining 9% ($7,045,235) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended March 31,
	2026 (unaudited)	2025 (unaudited)
Gross Revenue	$3,316,369	$2,896,133
Originations	$44,828,754	$37,606,597
Interest Earned Rate	16.9%	18.1%
Cost of Funds Rate, Gross	6.11%	6.96%
Cost of Funds Rate, Net (Non-GAAP)	5.04%	5.19%
Reserve Ratio	2.70%	2.66%
Provision Rate	0.89%	0.64%
Return on Assets	1.93%	1.84%
Return on Equity	21.90%	20.99%

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

	For the Three Months Ended March 31,
	2026	2025
Cost of Funds Rate, Gross	6.11%	6.96%
Less: Tax Benefit	(1.07)%	(1.77)%
Cost of Funds Rate, Net (Non-GAAP)	5.04%	5.19%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2026 Compared to the Three Months ended March 31. 2025

Summary of Comparative Results

	For the three months ended
	March 31, 2026 (unaudited)	March 31, 2025 (unaudited)	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance charges	$2,920,272	$2,530,256	390,016	15.4%
Late charges	294,241	275,507	18,734	6.8%
Origination charges	101,856	90,370	11,486	12.7%
Gross revenue	3,316,369	2,896,133	420,236	14.5%

Expenses:
Interest	1,007,082	938,955	68,127	7.3%
Salaries and wages	538,950	500,618	38,332	7.7%
Commissions	409,254	413,542	(4,288)	(1.0%)
Provision for credit losses	397,335	239,516	157,819	65.9%
Professional fees	128,780	63,089	65,691	104.1%
Postage	26,444	29,881	(3,437)	(11.5%)
Insurance	48,261	60,042	(11,781)	(19.6%)
Other operating expenses	197,744	212,457	(14,713)	(6.9%)
Total costs and expenses	2,753,850	2,458,100	295,750	12.0%

Income before income taxes	562,519	438,033	124,486	28.4%

Provision for income taxes	154,452	102,204	52,248	51.1%

Net income	$408,067	$335,829	72,238	21.5%

Revenue

Revenue increased by 14.5% overall or $420,236 to $3,316,369 for the three months ended March 31, 2026 from $2,896,133 for the three months ended March 31, 2025. The increase in revenue was primarily due to a 15.4% or $390,016 increase in finance charges. Revenue from finance charges comprised 88.1% and 87.4% of overall revenue for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 compared to the three months ended March 31, 2025, the company financed $7,222,157 additional new loan originations. This increase was due largely to increased marketing efforts throughout our established and new states, primarily by hiring additional marketing representatives in Florida and the Midwest. The total quantity of loan originations remained relatively stable for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The quantity of loan originations is directly correlates to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

Under the terms of the line of credit agreement, the loan receivables and our other assets provide the collateral for the loan. As the receivables increase, driven by new sales, the company has greater borrowing power, giving it the opportunity to generate additional sales. In September 2025, the Company increased its line of credit from $50,000,000 to $75,000,000, with an additional $40 million accordion feature, and extended the maturity until September 2028. The significant expansion in borrowing capacity, along with lower borrowing costs, has allowed the Company to compete for larger premium finance loans, which typically generate lower rates of return and lower dilution rates, as well as continuing its original small-to-medium loan size strategy. See Future Cash Requirements for the Company’s strategy regarding its line of credit.

Expense

Expenses increased by 12.0% or $295,750 to $2,753,850 for the three months ended March 31, 2026 from $2,458,100 for the three months ended March 31, 2025.

The increase in expenses was primarily due to increases in the following categories:

•	$157,819 increase in provision for credit losses primarily related to the increase in the size of the gross receivables portfolio.
•	$68,127 increase in interest expense as a result of increased borrowings on its line of credit. In funding the growth of the gross receivables portfolio by $13,978,463 to $83,272,529 at March 31, 2026 from $69,294,066 at March 31, 2025, the Company increased borrowings on the line of credit by $12,900,031 to $54,026,565 at March 31, 2026 from $41,126,534 at March 31, 2025. Our line of credit features a variable interest rate based on one-month SOFR. The Company benefited from benchmark interest rate decreases adopted by the Federal Reserve Board at the end of 2025, as well as the execution of an extension on its line of credit in September 2025, which decreased the interest rate margin by an average of 65 basis points. As of March 31, 2026 and 2025, our line of credit’s interest rate was 5.77% and 6.87%, respectively.
•	$65,691 increase in professional fees primarily related to increases in financial statement and bank audit fees as well as additional costs for investor relations.

Income before Taxes

Income before taxes increased by $124,486 to $562,519 for the three months ended March 31, 2026 from $438,033 for the three months ended March 31, 2025. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased by $52,248 to $154,452 for the three months ended March 31, 2026 from $102,204 for the three months ended March 31, 2025. This increase was primarily attributable to the increase in taxable income.

Net Income

Net Income increased by $72,238 to $408,067 for the three months ended March 31, 2026 from $335,829 for the three months ended March 31, 2025. This increase was attributable to the $124,486 increase in income before taxes related primarily to increased revenues, partially offset by the $52,248 increase in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of March 31, 2026

We had $10,609 of cash and a working capital surplus of $16,947,882 at March 31, 2026. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In September 2025, the Company renewed and amended its agreement with First Horizon Bank, for a three-year $75,000,000 line of credit with an additional $40,000,000 uncommitted accordion feature. The terms of the amended line of credit include an interest rate based on the 1-Month Term SOFR rate plus a margin of 2.10%, with a minimum rate of 2.60%. We anticipate that the interest rate we pay on our revolving credit agreement may decrease due to the recently adopted benchmark interest rate decreases by the Federal Reserve Board. Because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next twelve months.

During the three months ended March 31, 2026, the Company raised an additional $10,000 in subordinated notes payable and repaid $60,000 in subordinated notes payable – related parties. The Company utilizes its cash inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 20, 2026 (“2025 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended March 31, 2026, there have been no material changes in our risk factors disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Common Stock repurchase activity during the three months ended March 31, 2026 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2026:
	0	$—	0	—
February 1, 2026 to February 28, 2026:
	0	$—	0	—
March 1, 2026 to March 31, 2026:
Privately negotiated purchases	60,000	$2.25	60,000	—
Total	60,000	$2.25	60,000	$112,787

(1)	On May 27, 2025, the Company announced the approval of a stock repurchase program to repurchase up to $250,000 of the Company’s common stock by negotiated transaction through November 2, 2025. On July 31, 2025, the repurchase program was expanded to allow repurchases through open market transactions. On November 14, 2025, the repurchase program was extended until June 10, 2026. During the first quarter of 2026, the Company utilized $135,000 under the repurchase program. The repurchase program did not obligate the Company to acquire a minimum amount of shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Registrant’s Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	Articles of Amendment to Registrant’s Articles of Incorporation filed January 8, 2020. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10-Q filed on August 12, 2025)
3.5	By-laws of Registrant. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4	Lease Agreement dated March 1, 2024 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.5*	Schedule of Employee Incentive Stock Options issued on March 1, 2020 and June 29, 2022. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.6	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.7	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.8	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.9	Third Amendment to Loan Agreement dated November 14, 2023 among Standard Premium Finance Management Corporation and First Horizon Bank (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024).
10.10	Fourth Amendment to Loan Agreement dated May 21, 2025 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 28, 2025)
10.11	Fifth Amendment to Loan Agreement and Omnibus Amendment to Loan Documents dated September 25, 2025 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 1, 2025)
10.12*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.13*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.14*	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.15*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.16*	Amendment to the Amended and Restated Employment Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.17*	Performance-Based Cash Award Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.18*	Performance-Based Restricted Stock Unit Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.19*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.20*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.21*	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.22*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.23*	Amendment to the Amended and Restated Employment Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.24*	Performance-Based Cash Award Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.25*	Performance-Based Restricted Stock Unit Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.26	Procedures and Guidelines Governing Securities Transactions by Company Personnel (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
19	Procedures and Guidelines Governing Securities Transactions by Company Personnel (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
21	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

 ______________________________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2026

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

