Form 10-Q
period 2026-09-30
STANDARD PREMIUM FINANCE HOLDINGS, INC.
filed 2026-11-09
CIK 1807893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

There were 2,930,134 shares of common stock issued and outstanding as of November 9, 2026.

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

STANDARD PREMIUM FINANCE HOLDINGS, INC.

 i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STANDARD PREMIUM FINANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED
SEPTEMBER 30, 2026

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2026 (unaudited) and December 31, 2025

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash	$1,338	$10,970
Premium finance contracts and related receivable, net of allowance for credit losses of $2,677,877 and $2,202,768 at September 30, 2026 and December 31, 2025, respectively	87,900,379	72,837,383
Prepaid expenses and other current assets	1,666,733	347,905
TOTAL CURRENT ASSETS	89,568,450	73,196,258

Property and equipment, net	139,271	115,594
Operating lease assets	77,222	151,823
Finance lease assets	2,210	12,152

OTHER ASSETS
Cash surrender value of life insurance	819,000	766,130
Deferred tax asset	667,000	575,000
TOTAL OTHER ASSETS	1,486,000	1,341,130

TOTAL ASSETS	$91,273,153	$74,816,957

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$208,300	$497,169
Line of credit, net	61,516,172	49,233,077
Drafts payable	4,417,122	2,074,866
Note payable - current portion	1,748,180	2,524,799
Note payable - stockholders and related parties - current portion	270,000	1,185,000
Operating lease obligation - current portion	55,010	107,326
Finance lease obligation - current portion	2,625	13,518
Accrued expenses and other current liabilities	3,205,358	2,436,432
TOTAL CURRENT LIABILITIES	71,422,767	58,072,187

LONG-TERM LIABILITIES
Note payable, net of current portion	7,584,245	6,302,126
Note payable - stockholders and related parties, net of current portion	2,358,500	1,443,500
Life insurance policy loan	496,050	494,428
Operating lease obligation, net of current portion	22,212	44,497
TOTAL LONG-TERM LIABILITIES	10,461,007	8,284,551

TOTAL LIABILITIES	81,883,774	66,356,738

COMMITMENTS AND CONTINGENCIES (see Note 14)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 20 million shares authorized, 600,000 shares designated as Series A - convertible, 166,000 issued and outstanding at September 30, 2026 and December 31, 2025	166	166
Common stock, par value $0.001 per share; 100 million shares authorized, 2,930,162 and 3,001,216 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,930	3,001
Additional paid in capital	3,515,470	3,513,577
Retained earnings	5,870,813	4,943,475
TOTAL STOCKHOLDERS' EQUITY	9,389,379	8,460,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,273,153	$74,816,957

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2026 and 2025

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Finance charges	$3,144,165	$2,850,069	$9,123,951	$8,137,249
Late charges	351,913	275,843	953,970	809,568
Origination fees	87,904	89,859	284,027	280,912

TOTAL REVENUES	3,583,982	3,215,771	10,361,948	9,227,729

OPERATING COSTS AND EXPENSES

Interest	1,187,350	1,081,687	3,307,095	3,050,253
Salaries and wages	580,693	567,710	1,708,139	1,599,257
Commissions	421,339	500,187	1,384,506	1,345,768
Provision for credit losses	465,366	326,273	1,169,780	956,539
Professional fees	105,435	91,023	347,158	210,575
Postage	28,911	31,083	89,608	92,073
Insurance	18,062	18,563	122,655	121,924
Other operating expenses	200,405	225,525	602,285	694,119

TOTAL COSTS AND EXPENSES	3,007,561	2,842,051	8,731,226	8,070,508

INCOME BEFORE INCOME TAXES	576,421	373,720	1,630,722	1,157,221

PROVISION FOR INCOME TAXES	174,726	97,696	445,310	287,281

NET INCOME	401,695	276,024	1,185,412	869,940

PREFERRED SHARE DIVIDENDS	(29,050)	(29,050)	(87,150)	(87,150)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$372,645	$246,974	$1,098,262	$782,790

Net income per share attributable to common stockholders
Basic	$0.13	$0.08	$0.37	$0.26
Diluted	$0.11	$0.07	$0.31	$0.21

Weighted average common shares outstanding
Basic	2,930,287	3,001,216	2,953,034	3,001,216
Diluted	3,688,834	4,168,783	3,874,957	4,198,516

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Ninex Months Ended September 30, 2026 and 2025

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2024	166,000	$166	3,001,216	$3,001	$3,502,815	$3,845,715	$7,351,697

Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	335,829	335,829
BALANCE AT MARCH 31, 2025	166,000	$166	3,001,216	$3,001	$3,502,815	$4,152,494	$7,658,476

Stock compensation	—	—	—	—	4,325	—	4,325
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	258,087	258,087
BALANCE AT JUNE 30, 2025	166,000	$166	3,001,216	$3,001	$3,507,140	$4,381,531	$7,891,838

Stock compensation	—	—	—	—	4,325	—	4,325
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	276,024	276,024
BALANCE AT SEPTEMBER 30, 2025	166,000	$166	3,001,216	$3,001	$3,511,465	$4,628,505	$8,143,137

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2025	166,000	$166	3,001,216	$3,001	$3,513,577	$4,943,475	$8,460,219

Stock compensation	—	—	—	—	1,000	—	1,000
Retirement of treasury stock	—	—	(1,186)	(1)	—	—	(1)
Retirement of repurchased common stock	—	—	(60,000)	(60)	—	(134,940)	(135,000)
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	408,067	408,067
BALANCE AT MARCH 31, 2026	166,000	$166	2,940,030	$2,940	$3,514,577	$5,187,552	$8,705,235

Stock compensation	—	—	—	—	1,000	—	1,000
Retirement of repurchased common stock	—	—	(16,000)	(16)	—	(35,984)	(36,000)
Treasury stock	—	—	—	—	(1,100)	—	(1,100)
Issuance of common stock	—	—	6,696	7	(7)	—	-
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	375,650	375,650
BALANCE AT JUNE 30, 2026	166,000	$166	2,930,726	$2,931	$3,514,470	$5,498,168	$9,015,735

Stock compensation	—	—	—	—	1,000	—	1,000
Retirement of treasury stock	—	—	(564)	(1)	—	—	(1)
Dividends paid on preferred stock	—	—	—	—	—	(29,050)	(29,050)
Net income	—	—	—	—	—	401,695	401,695
BALANCE AT SEPTEMBER 30, 2026	166,000	$166	2,930,162	$2,930	$3,515,470	$5,870,813	$9,389,379

See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2026 and 2025

(unaudited)

	For the Nine Months Ended September 30,
	2026	2025

CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	$1,185,412	$869,940
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	29,292	29,402
Amortization of right to use asset - operating lease	74,601	86,769
Amortization of finance lease asset	9,942	9,942
Provision for credit losses	1,169,780	956,539
Amortization of loan origination fees	93,253	1,182
Stock compensation	3,000	8,650
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	(1,318,828)	(10,492)
(Increase)/Decrease in deferred tax asset, net	(92,000)	(51,000)
Increase/(Decrease) in drafts payable	2,342,256	2,208,834
Increase/(Decrease) in accrued expenses and other current liabilities	768,926	79,466
Increase/(Decrease) in operating lease liability	(74,601)	(86,768)
Net cash provided by operating activities	4,191,033	4,102,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements under premium finance contracts receivable, net	(16,232,776)	(10,631,834)
Payments made on cash surrender value of life insurance	(52,870)	(52,132)
Sale of property and equipment	3,000	—
Purchases of property and equipment	(55,969)	(887)
Net cash used in investing activities	(16,338,615)	(10,684,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(288,869)	291,404
Proceeds from line of credit	12,189,842	6,859,945
Proceeds from loan on cash surrender value of life insurance	1,622	5,771
Proceeds from notes payable	642,500	509,432
Repayment of notes payable	(137,000)	(530,961)
Proceeds from notes payable - stockholders and related parties	60,000	79,460
Repayments of notes payable - stockholders and related parties	(60,000)	(490,000)
Repayment of finance lease obligation	(10,893)	(10,337)
Repurchase of common stock	(171,002)	—
Repayment of other loans	—	(45,705)
Treasury stock	(1,100)	—
Dividends paid on Series A Convertible Preferred Stock	(87,150)	(87,150)
Net cash provided by financing activities	12,137,950	6,581,859

NET CHANGE IN CASH	(9,632)	(530)

CASH AT THE BEGINNING OF THE PERIOD	10,970	1,716

CASH AT THE END OF THE PERIOD	$1,338	$1,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$338,456	$293,813
Interest paid	$3,272,409	$3,260,644

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Operating lease assets obtained in exchange for lease liabilities	$—	$61,073

 See accompanying condensed notes to the consolidated unaudited financial statements.

Standard Premium Finance Holdings, Inc. and Subsidiary
Condensed Notes to Consolidated Financial Statements
September 30, 2026
(unaudited)

 1. Principles of Consolidation and Description of Business

Standard Premium Finance Holdings, Inc. (“SPFX” or the “Holding”) was incorporated on May 12, 2016, pursuant to the laws of the State of Florida.

Standard Premium Finance Management Corporation (“SPFMC”) was incorporated on April 23, 1991, pursuant to the laws of the State of Florida, to engage principally in the insurance premium financing business. SPFMC is a licensed insurance premium finance company in forty-three states. Standard Premium Finance Leasing, Inc. (“SPFL”) was incorporated on August 20, 2025, pursuant to the laws of the State of Florida, to engage principally in leasing arrangements. As of September 30, 2026, SPFL has not engaged in any material activity.

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

Cash and Cash Equivalents and Cash Overdraft

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company had $0 and $7,815 in a money market account at September 30, 2026 and December 31, 2025, respectively.

The Company experienced a cash overdraft of $208,300 and $497,169 in its group of bank accounts at its primary lender as of September 30, 2026 and December 31, 2025, respectively. As this group of bank accounts is funded by the Company’s line of credit (see Note 7), overdrafts are an expected part of the cash cycle. The Company is not charged any fees for overdrafts as the line of credit funds the operating accounts daily. The Company actively manages its cash balances to minimize unnecessary interest charges.

Revenue Recognition

Finance charges on insurance premium installment contracts are initially recorded as unearned interest and are credited to income monthly over the term of the finance agreement. An initial service fee, where permissible, and the first month’s interest, on a pro rata basis, are recognized as income at the inception of a contract. The initial service fee can only be

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

charged once to an insured in a twelve-month period. In accordance with industry practice, finance charges are recognized as income using the “Rule of 78s” method of amortizing finance charge income, which does not materially differ from the interest method of amortizing finance charge income on short term receivables. Late charges are recognized as income when charged. Unearned interest is netted against Premium Finance Contracts and Related Receivables on the balance sheets for reporting purposes.

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

Premium Finance Contracts and Related Receivable

The Company finances insurance premiums on policies primarily for commercial enterprises. The Company amortizes these loans over the term of each contract, which varies from three to eleven monthly payments, and manages these loans on a collective basis based on similar risk characteristics. As of September 30, 2026 and December 31, 2025, the portfolio has an amortized cost basis of $92,252,728 and $76,630,634, respectively. Repayment terms are structured such that the contracts will be repaid within the term of the underlying insurance policy, generally less than one year. The contracts are secured by the unearned premium of the insurance carrier which is obligated to pay the Company any unearned premium in the event the insurance policy is cancelled pursuant to the power of attorney contained in the finance contract. As of September 30, 2026 and December 31, 2025, the amount of unearned premium on open and cancelled contracts approximated $126,200,000 and $105,300,000, respectively. The annual percentage interest rates on new contracts averaged approximately 16.8% and 18.0% during the nine months ended September 30, 2026 and 2025, respectively.

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

The Company utilized the ARCSys Vintage PD/LGD model, as defined below, for determining expected future credit losses for the Due from Insured portfolio segment. PD is a measure of the likelihood that a borrower will default on an asset or other financial obligation over the contractual life of the loan. Default refers to the failure by the borrower to make scheduled payments. Defaults are tracked historically by the percentage of assets in default to assets remaining in the pool by vintage cohort based on month after origination. Additionally, Loss Given Default (LGD) is a measure of the expected loss on a loan or asset in the event of default by the borrower. The expectation of future defaults and loss given default are used as

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

the basis for the allowance for credit losses on each asset by segment. The asset-level allowances for credit losses are then aggregated by asset segment for reporting purposes within the ARCSys Disclosure modules.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

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

The Company utilizes CreditSafe, a credit quality reporting agency, to monitor agents for forecasts of credit risk. Credit quality information obtained from CreditSafe is considered in management’s qualitative assessment of collectability. As of September 30, 2026 and December 31, 2025, the Company did not expect any material degradation to the credit quality of the agents it currently underwrites or anticipates underwriting in a way that would affect the allowance for credit losses. Since agent balances are constantly fluctuating through the normal course of business, the Company utilizes agent inactivity, defined as a minimum of twelve months without a change in balance, as a key factor when determining the allowance for credit losses. Receivables from inactive agents are considered to present a higher risk of credit loss and are evaluated accordingly within the allowance analysis.

The Company writes off receivables when they are deemed uncollectible based on specific facts and circumstances, including the agent’s financial condition and collection efforts. Recoveries of amounts previously written off are recorded as increases to the allowance for credit losses when received.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

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

Concentration of Credit and Financial Instrument Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable from customers, agents, and insurance companies. The Company maintains its cash balances at two banks, which are insured by the Federal Deposit Insurance Corporation up to $250,000, and one money market account in a brokerage account, which is not insured. Uninsured balances are $61,458 and $7,815 at September 30, 2026 and December 31, 2025, respectively. The Company mitigates this risk by maintaining its cash balances at high-quality financial institutions. The following table provides a reconciliation between uninsured balances and cash per the consolidated balance sheet:

	September 30, 2026	December 31, 2025
Uninsured balance	$61,458	$7,815
Plus: Insured balances	250,000	196,913
Plus: Balances at institutions that do not exceed FDIC limit	1,338	3,155
Plus: Cash overdraft	208,300	497,169
Less: Outstanding checks	(519,758)	(694,082)

Cash per Consolidated Balance Sheet	$1,338	$10,970

The Company controls its credit risk in accounts receivable through credit standards, limits on exposure, by monitoring the financial condition of insurance companies, by adhering to statutory cancellation policies, and by monitoring and pursuing collections from past due accounts. We cancel policies at the earliest permissible date allowed by the statutory cancellation regulations.

Approximately 56% and 65% of the Company’s business activity is with customers located in Florida at September 30, 2026 and 2025, respectively. Approximately 10% and 7% of the Company’s business activity is with customers located in Texas at September 30, 2026 and 2025, respectively. There were no other significant regional, industrial or group concentrations during the nine months ended September 30, 2026 and 2025.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of a life insurance policy on its president. The gross cash surrender value relative to the policy in place at September 30, 2026 and December 31, 2025, was $819,000 and $766,130, respectively. In March 2024, the Company executed a $641,934 loan against the life insurance policy. Any death benefit received would first be reduced by the outstanding loan amount at the time of death. In October 2025, the Company repaid $156,402 of the loan. The remaining loan accrues interest at a rate of 5.50% and has no maturity date. The Company paid interest on this loan of $7,986 and $8,771 for the three months ended September 30, 2026 and 2025, respectively. The Company paid interest on this loan of $18,406 and $26,190 for the nine months ended September 30, 2026 and 2025, respectively.

Amortization of Line of Credit Costs

Amortization of line of credit costs is computed using the straight-line method over the life of the loan.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of September 30, 2026.

The Company filed consolidated tax returns for the years ended December 31, 2025 and 2024, which are subject to examination by federal and state tax jurisdictions. The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of September 30, 2026 and December 31, 2025.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic No. 718, “Stock Compensation,” which establishes the requirements for expensing equity awards. The Company measures and recognizes as compensation expense the fair value of all share-based payment awards based on estimated grant date fair values. Our stock-based compensation includes issuances made to directors, executives, employees and consultants, which includes employee stock options related to our 2019 Equity Incentive Plan and stock warrants. The determination of fair value involves a number of significant estimates. We use the Black-Scholes option pricing model to estimate the value of employee stock options and stock warrants, which requires a number of assumptions to determine the model inputs. These

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

include the expected volatility of our stock and employee exercise behavior which are based expectations of future developments over the term of the option.

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

As of September 30, 2026 and 2025, the Company had potentially dilutive securities outstanding, including stock options, stock warrants, and convertible preferred stock. All outstanding stock options and warrants were fully vested as of the respective dates. The Company’s Series A Convertible Preferred Stock is convertible into common stock at 80% of the average market price over a 30-day period, at the Company’s discretion. These instruments were evaluated for dilutive effect and included in the diluted EPS calculation to the extent they were not antidilutive.

Reconciliation of Weighted-Average Shares Outstanding – Three Months Ended:

	September 30, 2026	September 30, 2025
Basic weighted-average shares outstanding	2,930,287	3,001,216
Effect of dilutive stock options (treasury stock method)	66,880	51,975
Effect of dilutive preferred stock (if-converted method)	691,667	1,115,592
Diluted weighted-average shares outstanding	3,688,834	4,168,783

Reconciliation of Weighted-Average Shares Outstanding – Nine Months Ended:

	September 30, 2026	September 30, 2025
Basic weighted-average shares outstanding	2,953,034	3,001,216
Effect of dilutive stock options (treasury stock method)	60,927	50,891
Effect of dilutive preferred stock (if-converted method)	860,996	1,146,409
Diluted weighted-average shares outstanding	3,874,957	4,198,516

The Company determined that all outstanding warrants as of September 30, 2026 and 2025 were antidilutive and therefore excluded them from the diluted EPS computation. No adjustments to net income were required for the diluted earnings per share calculation for the periods presented.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

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

3. Premium Finance Contracts, Related Receivable and Allowance for Credit Losses

Premium Finance Contracts and Related Receivable represent monthly payments due on insurance premium finance contracts. The Company finances insurance policies over periods from three to eleven months for businesses and consumers who make an initial down payment of, on average, 25 percent of the insurance policy amounts. The entire amount of the contract is recorded including amounts due for finance charges and services charges. These receivables are reported net of unearned interest for financial statements purposes. Upon cancellation of an insurance premium finance contract, the unearned premium on the contract becomes due from the insurance carrier. The Company segregates its Premium Finance Contracts Receivable into two segments for reporting and allowance calculation purposes. The segments are (1) Due from Insured and (2) Due from Insurance Carrier. Amounts due from agents represent balances related to (1) an agent’s unearned commission due to a policy cancellation and (2) down payments collected by the agents on behalf of the insured, which are due to us.

At September 30, 2026 and December 31, 2025, premium finance contract and agents’ receivable consists of the following:

Description	September 30, 2026	December 31, 2025
Contracts due from insured	$82,656,308	$69,350,806
Contracts due from insurance carrier	9,596,420	7,279,828
	92,252,728	76,630,634
Amounts due from agents	1,495,797	1,146,494
Less: Unearned interest	(3,170,269)	(2,736,977)
	90,578,256	75,040,151
Less: Allowance for credit losses	(2,677,877)	(2,202,768)

Total	$87,900,379	$72,837,383

The allowance for credit losses at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Allowance for contracts due from insured	$1,499,210	$1,268,799
Allowance for contracts due from insurance carrier	981,204	746,506
Allowance for amounts due from agents	197,463	187,463

Total allowance for credit losses	$2,677,877	$2,202,768

Activity in the allowance for credit losses for the nine months ended September 30, 2026 and the year ended December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Balance at the beginning of the year	$2,202,768	$1,969,007
Current year provision	1,915,000	2,115,000
Write-offs charged against the allowance	(1,594,900)	(2,211,812)
Recoveries of amounts previously charged off	155,009	330,573

Balance at end of the period	$2,677,877	$2,202,768

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

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

	For the three months ended September 30,
	2026	2025
Current additions to the allowance	$740,000	$550,000
Less: Contra-revenues	(274,634)	(223,727)
Provision for credit losses	$465,366	$326,273

	For the nine months ended September 30,
	2026	2025
Current additions to the allowance	$1,915,000	$1,560,000
Less: Contra-revenues	(745,220)	(603,461)
Provision for credit losses	$1,169,780	$956,539

The aging analyses of contract receivables as of September 30, 2026 and December 31, 2025 are as follows:

As of September 30, 2026	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$197,608	$5,686	$—	$16,708	$220,002	$82,436,306	$82,656,308
Due from insurance carrier	1,263,108	1,594,095	800,756	3,378,932	7,036,891	2,559,529	9,596,420
Total	$1,460,716	$1,599,781	$800,756	$3,395,640	$7,256,893	$84,995,835	$92,252,728

As of December 31, 2025	30–59 Days	60–89 Days	90-119 Days	Greater Than 120 Days	Total Past-Due	Current	Grand Total
Premium finance contracts:
Due from insured	$121,417	$21,018	$4,230	$15,145	$161,810	$69,188,996	$69,350,806
Due from insurance carrier	631,883	635,401	568,894	2,497,849	4,334,027	2,945,801	7,279,828
Total	$753,300	$656,419	$573,124	$2,512,994	$4,495,837	$72,134,797	$76,630,634

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

Inactive agent receivables are defined as agent receivables that have not changed in at least twelve months, which pose a greater risk of credit losses. Agent inactivity is used by management as a credit quality indicator in evaluating receivables. The analysis of active and inactive agents as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025

Receivables from active agents	$1,410,664	$997,452
Receivables from inactive agents	85,133	149,042

Total	$1,495,797	$1,146,494

4. Property and Equipment, Net

The Company’s property and equipment consists of the following:

	September 30, 2026	December 31, 2025

Computer Software	$25,857	$25,857
Automobile	203,573	173,379
Furniture & Fixtures	17,773	17,773
Leasehold Improvements	116,811	116,811
Computer Equipment	56,650	54,821
Property and equipment, gross	420,664	388,641
Accumulated depreciation	(281,393)	(273,047)
Property and equipment, net	$139,271	$115,594

The Company recorded depreciation expense in other operating expenses of $12,086 and $9,810 for the three months ended September 30, 2026 and 2025, respectively. The Company recorded depreciation expense in other operating expenses of $29,292 and $29,402 for the nine months ended September 30, 2026 and 2025, respectively.

5. Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company used its incremental borrowing rate of 5.25% for all operating leases as of September 30, 2026 and December 31, 2025.

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

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

5. Leases (Continued)

Leases	Classification	September 30, 2026	December 31, 2025

Right-of-use assets	Operating lease assets	$77,222	$151,823
Server lease	Finance lease assets	2,210	12,152
Total lease assets		$79,432	$163,975

Current operating lease liability	Current operating lease liabilities	$55,010	$107,326
Non-current operating lease liability	Long-term operating lease liabilities	22,212	44,497
Total operating lease liabilities		$77,222	$151,823

Current finance lease liability	Current finance lease liabilities	$2,625	$13,518
Non-current finance lease liability	Long-term finance lease liabilities	—	—
Total finance lease liabilities		$2,625	$13,518

The weighted-average remaining lease term was 1.16 years and 1.69 years as of September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2026 and 2025, the total lease cost was $30,604 and $34,832, respectively. For the nine months ended September 30, 2026 and 2025, the total lease cost was $91,812 and $104,495, respectively.

6. Drafts Payable

Drafts payable outstanding represent unpaid drafts that have not been disbursed by our senior lender as of the reporting date on insurance premium finance contracts received by the Company prior to the reporting date. As of September 30, 2026 and December 31, 2025, the draft payable balances are $4,417,122 and $2,074,866, respectively.

7. Line of Credit

Relationship with First Horizon Bank (“FHB”)

On February 3, 2021, the Company entered into an exclusive twenty-four month loan agreement with First Horizon Bank, our senior lender, for a revolving line of credit in the amount of $35,000,000, which was immediately funded for $25,974,695 to pay off the prior line of credit. On this date, the prior line of credit was fully repaid and terminated. The Company recorded $180,350 of loan origination costs. In October 2021, the Company increased its line of credit with First Horizon Bank from $35,000,000 to $45,000,000. The Company recorded $25,771 of line of credit costs related to the credit increase. In November 2022, the Company extended the maturity on its line of credit agreement with FHB until November 30, 2025. This extension also changed the Index Rate of the line of credit from 30-Day Libor to 30-Day Secured Overnight Financing Rate (“SOFR”). The Company recorded $117,228 of line of credit costs related to this extension. In June 2025, the Company increased its line of credit with FHB from $45,000,000 to $50,000,000. In September 2025, the Company renewed its line of credit agreement with FHB until September 25, 2028. This renewal also increased the commitment amount from $50,000,000 to $75,000,000, lowered the interest rate margin from 2.55-2.96% to 2.10%, and syndicated the line of credit between two additional lenders, Flagstar Bank and Cadence Bank. The Company is unaffected operationally by the additional lenders as First Horizon Bank acts as the agent for the other lenders in the syndicated loan agreement. The Company recorded $373,011 of line of credit costs related to this extension, which is included in the line of credit balance in the consolidated balance sheet at September 30, 2026.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

7. Line of Credit (Continued)

At September 30, 2026 and December 31, 2025, the advance rate was 85% of the aggregate unpaid balance of the Company’s eligible accounts receivable. The line of credit is secured by all Company assets and is personally guaranteed by our CEO. The line of credit bears interest at 30-Day SOFR plus 2.10% per annum (5.78% and 5.97% at September 30, 2026 and December 31, 2025, respectively). As of September 30, 2026, the amount of principal outstanding on the line of credit was $61,764,846 and is reported on the consolidated balance sheet net of $248,674 of unamortized loan origination fees. As of December 31, 2025, the amount of principal outstanding on the line of credit was $49,575,004 and is reported on the consolidated balance sheet net of $341,927 of unamortized loan origination fees. Interest expense on this line of credit for the three months ended September 30, 2026 and 2025 totaled approximately $944,000 and $836,000, respectively. Interest expense on this line of credit for the nine months ended September 30, 2026 and 2025 totaled approximately $2,589,000 and $2,318,000, respectively. The Company recorded amortized loan origination fees for the three months ended September 30, 2026 and 2025 of $31,084 and $394, respectively, which is included in interest expense. The Company recorded amortized loan origination fees for the nine months ended September 30, 2026 and 2025 of $93,253 and $1,182, respectively, which is included in interest expense. Availability on this line of credit was $3,789,972 as of September 30, 2026.

The Company’s agreements with FHB contain certain covenants and restrictions. Under these covenants and restrictions, all the Company’s assets are pledged to secure the line of credit, and the Company must maintain the following financial ratios: (1) adjusted tangible net worth ratio, (2) interest coverage ratio, (3) adjusted total balance sheet leverage ratio, and (4) cash collection ratio. The loan agreement also provides for certain other non-financial covenants, such as audited financial statements, notice of change of control, budget, permission for any new debt, and copies of filings with regulatory bodies. Management believes it was in compliance with the applicable debt covenants as of September 30, 2026 and December 31, 2025.

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

On June 22, 2022, the Company executed a loan modification with Woodforest National Bank (“WNB”) allowing for the repayment of the PPP loan to WNB. This loan was fully repaid in April 2025. For the three months ended September 30, 2026 and 2025, the Company paid interest on this loan of $0 and $0, respectively, which is included in interest expense. For the nine months ended September 30, 2026 and 2025, the Company paid interest on this loan of $0 and $66, respectively, which is included in interest expense.

On April 12, 2024, the Company entered into a $43,700 loan agreement with American Express. This loan was fully repaid in April 2025. For the three months ended September 30, 2026 and 2025, the Company paid interest on this loan of $0 and $0, respectively, which is included in interest expense. For the nine months ended September 30, 2026 and 2025, the Company paid interest on this loan of $0 and $874, respectively, which is included in interest expense.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

9. Notes Payable

At September 30, 2026 and December 31, 2025, the balances of long-term unsecured notes to unrelated parties are as follows:

	September 30, 2026	December 31, 2025
Total notes payable - Others	$9,332,425	$8,826,925
Less current maturities	(1,748,180)	(2,524,799)

Long-term maturities	$7,584,245	$6,302,126

These are notes payable to individuals. The notes have interest payable monthly, ranging from 6% to 8% per annum and are unsecured and subordinated. The principal is due on various dates through December 31, 2031. The maturity date of these notes automatically extends for periods of three months to six years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $180,000 and $178,000 for the three months ended September 30, 2026 and 2025, respectively. Interest expense on these notes totaled approximately $530,000 and $520,000 for the nine months ended September 30, 2026 and 2025, respectively. The Company received proceeds on these notes of $642,500 and $509,432 for the nine months ended September 30, 2026 and 2025, respectively. The Company repaid principal on these notes of $137,000 and $530,961 for the nine months ended September 30, 2026 and 2025, respectively.

10. Notes Payable – Stockholders and Related Parties

At September 30, 2026 and December 31, 2025, the balances of long-term notes payable to stockholders and related parties are as follows:

	September 30, 2026	December 31, 2025
Total notes payable - Related parties	$2,628,500	$2,628,500
Less current maturities	(270,000)	(1,185,000)

Long-term maturities	$2,358,500	$1,443,500

These are notes payable to stockholders and related parties. The notes have interest payable monthly of 8% per annum and are unsecured and subordinated. The principal is due on various dates through August 31, 2030. The maturity date of these notes automatically extends for periods of one to four years unless the note holder requests repayment through written instructions at least ninety days prior to the maturity date of the note. The automatic maturity extension of these notes is considered a loan modification. Interest expense on these notes totaled approximately $55,000 and $54,000 for the three months ended September 30, 2026 and 2025, respectively. Interest expense on these notes totaled approximately $163,000 and $176,000 for the nine months ended September 30, 2026 and 2025, respectively. The Company received proceeds on these notes of $60,000 and $79,460 for the nine months ended September 30, 2026 and 2025, respectively. The Company repaid principal on these notes of $60,000 and $490,000 for the nine months ended September 30, 2026 and 2025, respectively.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

11. Equity

Preferred Stock

As of September 30, 2026, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.001 per share, of which 600,000 shares had been designated as Series A convertible and 166,000 shares had been issued and are outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount equal to $10 for each share of preferred stock, plus all unpaid dividends that have been accrued, accumulated or declared. As of September 30, 2026, the total liquidation preference on the preferred stock is $1,689,050. The Company may redeem the preferred stock from the holders at any time following the second anniversary of the closing of the original purchase of the preferred stock. The Series A Convertible Preferred Stock can be converted to common stock at 80% of the prevailing market price over the previous 30-day period at the option of the Company.

Holders of preferred stock are entitled to receive preferential cumulative dividends, only if declared by the board of directors, at a rate of 7% per annum per share of the liquidation preference amount of $10 per share. During the three months ended September 30, 2026 and 2025, the Board of Directors has declared and paid dividends on the preferred stock of $29,050 and $29,050, respectively. During the nine months ended September 30, 2026 and 2025, the Board of Directors has declared and paid dividends on the preferred stock of $87,150 and $87,150, respectively. As of September 30, 2026 and December 31, 2025, preferred dividends are in arrears by $29,050 and $29,050, respectively.

December 31, 2025 dividends in arrears were declared and paid in January 2026. March 31, 2026 dividends in arrears were declared and paid in April 2026. June 30, 2026 dividends in arrears were declared and paid in July 2026.

Common Stock

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001 per share, of which 2,930,162 and 3,001,216 shares were issued and outstanding, respectively.

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

Stock Options

In 2019, the Company’s Board of Directors approved the creation of the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 300,000 shares of the Corporation’s common stock. The following table summarizes information about employee stock options outstanding at September 30, 2026:

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

11. Equity (Continued)

Outstanding Options			Vested Options
Number Outstanding at September 30, 2026	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable at September 30, 2026	Weighted Average Remaining Term	Weighted Average Exercise Price
91,200	3.42	$0.80	91,200	3.42	$0.80
10,000	5.75	4.50	10,000	5.75	4.50
10,000	0.75	4.95	10,000	0.75	4.95
111,200	3.39 years	$1.51	111,200	3.39 years	$1.51

 A summary of information regarding the stock options outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2025	111,200	$1.51	4.13 years	$118,560
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2026	111,200	$1.51	3.39 years	$214,320
Exercisable at September 30, 2026	111,200	$1.51	3.39 years	$214,320

During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize stock option expense. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $3.15 and $2.10 per share on September 30, 2026 and December 31, 2025, respectively.

Stock Warrants

A summary of information regarding the stock warrants outstanding is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2025	235,000	$4.00	0.7 years	—
Issued	—	—	—	—
Expired	(175,000)	$4.00	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2026	60,000	$4.00	0.7 years	—
Exercisable at September 30, 2026	60,000	$4.00	0.7 years	—

The warrants vested immediately. During the three and nine months ended September 30, 2026 and 2025, the Company recognized no stock warrant expense. The aggregate intrinsic value is calculated as the difference between the exercise price

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

11. Equity (Continued)

of the underlying awards and the closing price of the Common Stock, which was $3.15 and $2.10 per share on September 30, 2026 and December 31, 2025, respectively.

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

In February 2026, the Company entered into additional agreements with its CEO and CFO to update the performance-based targets for the year ended December 31, 2026. For the year ended December 31, 2026, the performance-based RSU grant consisted of 37,500 units in total, with a grant-date fair value of $65,625, which vest on December 31, 2026, contingent upon the achievement of specified performance targets. For the year ended December 31, 2025, the performance-based RSU grant consisted of 37,500 units in total, with a grant-date fair value of $71,250, which vest on December 31, 2025, contingent upon the achievement of specified performance targets. As of September 30, 2026, the Company determined that none of these RSUs are probable of vesting and is not recognizing compensation expense for those units.

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

For the three months ended September 30, 2026 and 2025, the Company recognized $1,000 and $4,325 of stock-based compensation expense related to RSUs, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $3,000 and $8,650 of stock-based compensation expense related to RSUs, respectively.

As of September 30, 2026, the Company had a total of $14,000 of unrecognized compensation expense related to RSUs related to time-based RSUs, which is being recognized on a straight-line basis over the remaining vesting period ending December 31, 2029.

In addition, the Company has not recognized any compensation expense for 37,500 performance-based RSUs with a grant-date fair value of $65,625, as the related performance conditions were not considered probable of achievement as of September 30, 2026.

Cash Performance Awards

The February 2026 employment agreements with the Company’s CEO and CFO also include cash performance awards payable on December 31, 2026, contingent upon the achievement of certain financial and operational performance targets. As of September 30, 2026, the Company determined that a portion of the performance conditions were probable of being met and recognized $33,643 and $68,143 of compensation expense during the three and nine months ended September 30, 2026, respectively. The maximum potential combined payout under these awards is $460,000.

Standard Premium Finance Holdings, Inc. and Subsidiary Condensed Notes to Consolidated Financial Statements September 30, 2026 (unaudited)

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

Notes payable

As discussed in Note 10, the Company has been advanced funds by its shareholders. As of September 30, 2026 and December 31, 2025, the amounts advanced were $2,628,500 and $2,628,500, respectively.

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

16. Subsequent Events

In October 2026, the Board of Directors declared and paid dividends on the Series A convertible preferred stock of $29,050.

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

We originate loans primarily in Florida, although we operate in several states. Over the past three years, the Company has expanded its operations, and currently is financing insurance premiums in thirty states. Throughout 2024-2026, we have obtained additional licenses for a total of forty-three states. We intend to continue to expand our market into new states as part of our organic growth strategy. Loans originate primarily through a network of insurance agents solicited by our in-house sales team and marketing representatives.

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

The Company’s main source of funding is its line of credit, which represented approximately 67% ($61,516,172) of its capital and total liabilities as of September 30, 2026. As of September 30, 2026, the Company’s subordinated notes payable and other loans represented approximately 14% ($12,456,975) of the Company’s capital and total liabilities, operating liabilities provide approximately 9% ($7,910,627) of the Company’s capital and total liabilities, preferred equity provides approximately 2% ($1,660,000) of the Company’s capital and total liabilities, and equity in retained earnings and common stock paid-in capital represents the remaining 8% ($7,729,379) of the Company’s capital and total liabilities.

Key Financial and Operating Metrics

We regularly monitor a series of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended September 30,
	2026	2025
Gross Revenue	$3,583,982	$3,215,771
Originations	$48,020,850	$41,034,533
Interest Earned Rate	16.70%	17.70%
Cost of Funds Rate, Gross	6.42%	7.17%
Cost of Funds Rate, Net (Non-GAAP)	5.30%	5.59%
Reserve Ratio	2.79%	2.61%
Provision Rate	0.97%	0.80%
Return on Assets	1.65%	1.34%
Return on Equity	19.76%	15.54%

	As of or for the Nine Months Ended September 30,
	2026	2025
Gross Revenue	$10,361,948	$9,227,729
Originations	$141,480,855	$118,965,469
Interest Earned Rate	16.80%	17.98%
Cost of Funds Rate, Gross	6.57%	7.00%
Cost of Funds Rate, Net (Non-GAAP)	4.92%	5.25%
Reserve Ratio	2.79%	2.61%
Provision Rate	0.83%	0.80%
Return on Assets	1.76%	1.48%
Return on Equity	20.16%	17.15%

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

	For the Three Months Ended September 30,
	2026	2025
Cost of Funds Rate, Gross	6.42%	7.17%
Less: Tax Benefit	(1.12)%	(1.58)%
Cost of Funds Rate, Net (Non-GAAP)	5.30%	5.59%

	For the Nine Months Ended September 30,
	2026	2025
Cost of Funds Rate, Gross	6.57%	7.00%
Less: Tax Benefit	(1.65)%	(1.75)%
Cost of Funds Rate, Net (Non-GAAP)	4.92%	5.25%

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended September 30, 2026 Compared to the Three Months ended September 30, 2025

Summary of Comparative Results
	For the three months ended
	September 30, 2026 (unaudited)	September 30, 2025 (unaudited)	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance charges	$3,144,165	$2,850,069	294,096	10.3%
Late charges	351,913	275,843	76,070	27.6%
Origination charges	87,904	89,859	(1,955)	(2.2)%
Gross revenue	3,583,982	3,215,771	368,211	11.5%

Expenses:
Interest	1,187,350	1,081,687	105,663	9.8%
Salaries and wages	580,693	567,710	12,983	2.3%
Commissions	421,339	500,187	(78,848)	(15.8)%
Provision for credit losses	465,366	326,273	139,093	42.6%
Professional fees	105,435	91,023	14,412	15.8%
Postage	28,911	31,083	(2,172)	(7.0)%
Insurance	18,062	18,563	(501)	(2.7)%
Other operating expenses	200,405	225,525	(25,120)	(11.1)%
Total costs and expenses	3,007,561	2,842,051	165,510	5.8%

Income before income taxes	576,421	373,720	202,701	54.2%

Provision for income taxes	174,726	97,696	77,030	78.8%

Net income	401,695	276,024	125,671	45.5%

Revenue

Revenue increased by 11.5% overall or $368,211 to $3,583,982 for the three months ended September 30, 2026 from $3,215,771 for the three months ended September 30, 2025. The increase in revenue was primarily due to a 10.3% or $294,096 increase in finance charges. Revenue from finance charges comprised 87.7% and 88.6% of overall revenue for the three months ended September 30, 2026 and 2025, respectively.

During the three months ended September 30, 2026 compared to the three months ended September 30, 2025, the company’s new loan originations increased by $6,986,317. This increase was due largely to increased marketing efforts throughout our established and new states, primarily by hiring additional marketing representatives in the Midwest. Additionally, the total quantity of loan originations decreased by 164 to 6,166 new loans for the three months ended September 30, 2026 as compared to 6,330 for the three months ended September 30, 2025. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expense

Expenses increased by 5.8% or $165,510 to $3,007,561 for the three months ended September 30, 2026 from $2,842,051 for the three months ended September 30, 2025.

The increase in expenses was primarily due to increases in the following categories:

•	$139,093 increase in provision for credit losses primarily related to the increase in the size of the gross receivables portfolio.
•	$105,663 increase in interest expense as a result of increased borrowings on our line of credit. In funding the growth of the gross receivables portfolio by $14,730,584 to $92,252,728 at September 30, 2026 from $77,522,144 at September 30, 2025, the Company increased borrowings on the line of credit by $13,399,989 to $61,764,846 at September 30, 2026 from $48,364,857 at September 30, 2025. Our line of credit features a variable interest rate based on one-month SOFR. The Company benefited from benchmark interest rate decreases adopted by the Federal Reserve Board at the end of 2025, as well as the execution of an extension on its line of credit in September 2025, which decreased the interest rate margin by an average of 65 basis points. As of September 30, 2026 and 2025, our line of credit’s interest rate was 5.78% and 6.26%, respectively.

The increase in expenses was partially offset primarily by decreases in the following categories:

•	$78,848 decrease in commission expense primarily related to the reversal of unclaimed commission payments.
•	$25,120 decrease in other operating expenses due primarily to decreases in other tax accruals, general office maintenance expenses, and the termination of a facility fee related to the amended line of credit agreement executed in September 2025.

Income before Taxes

Income before taxes increased by $202,701 to $576,421 for the three months ended September 30, 2026 from $373,720 for the three months ended September 30, 2025. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $77,030 to $174,726 for the three months ended September 30, 2026 from $97,696 for the three months ended September 30, 2025. This increase was primarily attributable to an increase in taxable income.

Net Income

Net income increased by $125,671 to $401,695 for the three months ended September 30, 2026 from $276,024 for the three months ended September 30, 2025. This increase was attributable to the $202,701 increase in income before taxes, partially offset by the $77,030 increase in the provision for income taxes.

Results of Operations for the Nine Months ended September 30, 2026 Compared to the Nine Months ended September 30, 2025

Summary of Comparative Results
	For the nine months ended
	September 30, 2026 (unaudited)	September 30, 2025 (unaudited)	Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
Revenues:
Finance charges	$9,123,951	$8,137,249	986,702	12.1%
Late charges	953,970	809,568	144,402	17.8%
Origination charges	284,027	280,912	3,115	1.1%
Gross revenue	10,361,948	9,227,729	1,134,219	12.3%

Expenses:
Interest	3,307,095	3,050,253	256,842	8.4%
Salaries and wages	1,708,139	1,599,257	108,882	6.8%
Commissions	1,384,506	1,345,768	38,738	2.9%
Provision for credit losses	1,169,780	956,539	213,241	22.3%
Professional fees	347,158	210,575	136,583	64.9%
Postage	89,608	92,073	(2,465)	(2.7%)
Insurance	122,655	121,924	731	0.6%
Other operating expenses	602,285	694,119	(91,834)	(13.2%)
Total costs and expenses	8,731,226	8,070,508	660,718	8.2%

Income before income taxes	1,630,722	1,157,221	473,501	40.9%

Provision for income taxes	445,310	287,281	158,029	55.0%

Net income	1,185,412	869,940	315,472	36.3%

Revenue

Revenue increased by 12.3% overall or $1,134,219 to $10,361,948 for the nine months ended September 30, 2026 from $9,227,729 for the nine months ended September 30, 2025. The increase in revenue was primarily due to a 12.1% or $986,702 increase in finance charges. Revenue from finance charges comprised 88.1% and 88.2% of overall revenue for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, the company’s new loan originations increased by $22,515,386. This increase was due largely to increased marketing efforts throughout our established and new states, primarily by hiring additional marketing representatives in the Midwest. Additionally, the total quantity of loan originations remained stable, decreasing by 252 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The quantity of loan originations is directly correlated to the origination charge revenue, as the Company immediately recognizes an origination fee on substantially all new loans.

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

Expense

Expenses increased by 8.2% or $660,718 to $8,731,226 for the nine months ended September 30, 2026 from $8,070,508 for the nine months ended September 30, 2025.

The increase in expenses was primarily due to increases in the following categories:

•	$256,842 increase in interest expense as a result of increased borrowings on our line of credit. In funding the growth of the gross receivables portfolio by $14,730,584 to $92,252,728 at September 30, 2026 from $77,522,144 at September 30, 2025, the Company increased borrowings on the line of credit by $13,399,989 to $61,764,846 at September 30, 2026 from $48,364,857 at September 30, 2025. Our line of credit features a variable interest rate based on one-month SOFR. The Company benefited from benchmark interest rate decreases adopted by the Federal Reserve Board at the end of 2025, as well as the execution of an extension on its line of credit in September 2025, which decreased the interest rate margin by an average of 65 basis points. As of September 30, 2026 and 2025, our line of credit’s interest rate was 5.78% and 6.26%, respectively.
•	$213,241 increase in provision for credit losses primarily related to the increase in the size of the gross receivables portfolio.
•	$136,583 increase in professional fees primarily due to legal fees, bank audit fees, investor relation costs, and costs associated with a software consulting contract.
•	$108,882 increase in salaries and wages due to hiring additional staff and general pay increases for existing employees.
•	$38,738 increase in commission expense as a result of marketing in new territories to facilitate expansion, directly correlated to the increased originations and reduction in Florida portfolio concentration.

The increase in expenses was partially offset primarily by a decrease in the following category:

•	$91,834 decrease in other operating expenses due primarily to decreases in other tax accruals, general office maintenance expenses, and the termination of a facility fee related to the amended line of credit agreement executed in September 2025.

Income before Taxes

Income before taxes increased by $473,501 to $1,630,722 for the nine months ended September 30, 2026 from $1,157,221 for the nine months ended September 30, 2025. This increase was attributable to the net increases and decreases as discussed above.

Income Tax Provision

Income tax provision increased $158,029 to $445,310 for the nine months ended September 30, 2026 from $287,281 for the nine months ended September 30, 2025. This increase was primarily attributable to an increase in taxable income.

Net Income

Net income increased by $315,472 to $1,185,412 for the nine months ended September 30, 2026 from $869,940 for the nine months ended September 30, 2025. This increase was attributable to the $473,501 increase in income before taxes, partially offset by the $158,029 increase in the provision for income taxes.

LIQUIDITY and CAPITAL RESOURCES as of September 30, 2026

We had $1,338 of cash and a working capital surplus of $18,145,683 at September 30, 2026. A significant working capital surplus is generally expected through the normal course of business due primarily to the difference between the balance in loan receivables and the related line of credit liability. As discussed in the Revenues section, the Company’s line of credit is currently the primary source of operating funds. In September 2025, the Company renewed and amended its agreement with First Horizon Bank, for a three-year $75,000,000 line of credit with an additional $40,000,000 uncommitted accordion feature. The terms of the amended line of credit include an interest rate based on the 1-Month Term SOFR rate plus a margin of 2.10%, with a minimum rate of 2.60%. We anticipate that the interest rate we pay on our revolving credit agreement may increase due to future benchmark interest rate increases by the Federal Reserve Board. Because of the short-term nature of our loans, we are not bound to any particular loan and its fixed interest rate for a long period of time. Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our business and repay our obligations as they become due in the next twelve months.

During the nine months ended September 30, 2026, the Company raised an additional $642,500 in subordinated notes payable, repaid $137,000 in subordinated notes payable, raised an additional $60,000 in subordinated notes payable – related parties, and repaid $60,000 in subordinated notes payable – related parties. The Company utilizes its cash inflows from subordinated debt as a financing source before drawing additionally from the line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 20, 2026 (“2025 Form 10-K”), which could adversely affect our business, financial condition, results of operations and cash flows. During the three months ended September 30, 2026, there have been no material changes in our risk factors disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
2.1	Agreement of Share Exchange dated as of March 22, 2017 by and between Registrant, Standard Premium Finance Management Corporation and the shareholders of Standard Premium Finance Management Corporation. (Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.1	Articles of Incorporation of Registrant filed May 12, 2016. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed May 31, 2016. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.3	Articles of Amendment to Registrant’s Articles of Incorporation filed May 17, 2017. (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
3.4	Articles of Amendment to Registrant’s Articles of Incorporation filed January 8, 2020. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10-Q filed on August 12, 2025)
3.5	By-laws of Registrant. (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
4.1	Description of Securities. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.1*	2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.2*	Form of Employee Incentive Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.3*	Form of Warrant to Purchase Common Stock. $4.00 (Incorporated by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form 10 filed on January 19, 2021)
10.4	Lease Agreement dated March 1, 2024 between Registrant and Marlenko Acquisitions, LLC. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
10.5*	Schedule of Employee Incentive Stock Options issued on March 1, 2020 and June 29, 2022. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.6	Loan Agreement dated February 3, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registrant's Registration Statement on Form 10 filed on March 2, 2021)
10.7	First Amendment to Loan Agreement dated October 5, 2021 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)

10.8	Second Amendment to Loan Agreement dated November 30, 2022 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed on March 17, 2023)
10.9	Third Amendment to Loan Agreement dated November 14, 2023 among Standard Premium Finance Management Corporation and First Horizon Bank (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024).
10.10	Fourth Amendment to Loan Agreement dated May 21, 2025 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 28, 2025)
10.11	Fifth Amendment to Loan Agreement and Omnibus Amendment to Loan Documents dated September 25, 2025 among Standard Premium Finance Management Corporation and First Horizon Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 1, 2025)
10.12*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.13*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.14*	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.15*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.16*	Amendment to the Amended and Restated Employment Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.17*	Performance-Based Cash Award Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.18*	Performance-Based Restricted Stock Unit Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and William Koppelmann. (Incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.19*	Amended and Restated Employment Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.20*	Performance-Based Cash Award Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.21*	Performance-Based Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.22*	Restricted Stock Unit Agreement dated March 31, 2025 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed April 2, 2025)
10.23*	Amendment to the Amended and Restated Employment Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.24*	Performance-Based Cash Award Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.25*	Performance-Based Restricted Stock Unit Agreement dated February 11, 2026 between Standard Premium Finance Holdings, Inc. and Brian Krogol. (Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
10.26	Procedures and Guidelines Governing Securities Transactions by Company Personnel (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
14	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2021)
19	Procedures and Guidelines Governing Securities Transactions by Company Personnel (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K filed on March 15, 2024)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on March 20, 2026)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

 ______________________________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2026

STANDARD PREMIUM FINANCE HOLDINGS, INC.

By:	/s/ William Koppelmann
William Koppelmann
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Krogol
Brian Krogol
Chief Financial Officer (Principal Financial Officer)

